Form 10-Q
period 1995-03-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1995-05-12
CIK 750456

                                                          OMB APPROVAL
                                              ----------------------------------
                                              OMB NUMBER               3235-0070
                                              EXPIRES           OCTOBER 31, 1995
                                              ESTIMATED AVERAGE BURDEN
                                              HOURS PER RESPONSE          190.00
                                              ----------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                    MARCH 31, 1995
                              -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                       to
                               ----------------------  ------------------------

Commission file number                          0-14551
                      ---------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 6
- - - - - - - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         CALIFORNIA                                      13-3247122
- - - - - - - -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- - - - - - - -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (212)  492-1100
- - - - - - - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - - - - - - -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  [X] Yes    [_] No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                  [_] Yes    [_] No

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                                     INDEX

                                                                      Page No.
                                                                      --------
     PART I
     ------

     Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1994 and
               March 31, 1995                                             2

               Consolidated Statements of Income for the three
               months ended March 31, 1994 and 1995                       3

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1994 and 1995                       4

               Notes to Consolidated Financial Statements                5-8

     Item 2. - Management's Discussion of Operations                      9

     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                          10

     Signatures                                                          11



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,    March 31,
                                                        1994           1995
                                                    -------------  ------------
                                                       (Note)      (UNAUDITED)
          ASSETS:
     Land, buildings and personal property,
       net of accumulated depreciation of
       $13,405,377 at December 31, 1994 and
       $13,785,258 at March 31, 1995                 $45,342,342   $44,967,478
     Net investment in direct
       financing lease                                36,920,755    36,920,755
     Cash and cash equivalents                         4,412,869     3,238,506
     Notes receivable from affiliate                   1,295,000     1,295,000
     Accrued interest and  rents receivable               79,510       352,802
     Other assets                                      2,135,538     2,397,274
                                                     -----------   -----------

           Total assets                              $90,186,014   $89,171,815
                                                     ===========   ===========


          LIABILITIES:
     Mortgage notes payable                          $51,433,354   $44,479,606
     Note payable                                                    6,000,000
     Accrued interest payable                            876,506       995,363
     Accounts payable and accrued expenses               481,110       290,545
     Accounts payable to affiliates                       34,190        40,323
     Prepaid rental income and other liabilities         360,238       329,009
                                                     -----------   -----------
           Total liabilities                          53,185,398    52,134,846
                                                     -----------   -----------

          PARTNERS' CAPITAL:
     General Partners                                   (345,685)     (341,938)

     Limited Partners (47,950 and 47,930
     Limited Partnership Units issued and
     outstanding at December 31, 1994 and
     March 31, 1995)                                  37,346,301    37,378,907
                                                     -----------   -----------

           Total partners' capital                    37,000,616    37,036,969
                                                     -----------   -----------

           Total liabilities and
             partners' capital                       $90,186,014   $89,171,815
                                                     ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.


     Note: The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended
                                               March 31, 1994    March 31, 1995
                                               --------------    --------------
  Revenues:
   Rental income from operating leases            $1,366,233       $1,366,233
   Interest from direct financing leases           1,349,888        1,344,269
   Other interest income                              83,219           91,803
   Revenue of hotel operations                     1,020,912        1,078,409
   Other income                                      224,138           47,956
                                                  ----------       ----------
                                                   4,044,390        3,928,670
                                                  ----------       ----------

  Expenses:
   Interest on mortgages and note payable          1,274,476        1,154,198
   Depreciation                                      408,433          379,881
   General and administrative                        112,845          177,476
   Property expense                                  136,199           74,534
   Amortization                                       40,252           41,044
   Operating expenses of
    hotel operations                                 822,400          865,697
                                                  ----------       ----------
                                                   2,794,605        2,692,830
                                                  ----------       ----------

     Net income                                   $1,249,785       $1,235,840
                                                  ==========       ==========


   Net income allocated to
    General Partners                              $   74,987       $   74,150
                                                  ==========       ==========


   Net income allocated to
    Limited Partners                              $1,174,798       $1,161,690
                                                  ==========       ==========


   Net income per Unit
    (47,930 Limited
    Partnership Units)                                $24.50           $24.24
                                                      ======           ======


  The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         1994          1995
                                                     ------------  ------------
Cash flows from operating activities:
 Net income                                          $ 1,249,785   $ 1,235,840
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         448,685       420,925
   Note receivable received in connection
    with bankrupcty settlement                          (172,414)
   Net change in operating assets and liabilities       (175,650)     (456,705)
                                                     -----------   -----------

    Net cash provided by operating activities          1,350,406     1,200,060
                                                     -----------   -----------

Cash flows from investing activities:
 Additional capitalized costs                            (22,539)       (5,017)
                                                     -----------   -----------

    Net cash used in investing activities                (22,539)       (5,017)
                                                     -----------   -----------

Cash flows from financing activities:
 Distributions to partners                            (1,174,386)   (1,179,487)
 Retirement of Limited Partner Units                                   (20,000)
 Proceeds from note payable                                          6,000,000
 Prepayment of mortgage payable                                     (6,615,148)
 Payments on mortgage principal                         (335,386)     (338,600)
 Deferred financing costs                                             (216,171)
                                                     -----------   -----------

    Net cash used in financing activities             (1,509,772)   (2,369,406)
                                                     -----------   -----------

      Net decrease in cash and
       cash equivalents                                 (181,905)   (1,174,363)

Cash and cash equivalents, beginning of period         5,464,578     4,412,869
                                                     -----------   -----------

      Cash and cash equivalents, end of period       $ 5,282,673   $ 3,238,506
                                                     ===========   ===========

     Supplemental disclosure of cash flows
      information:

           Interest paid                             $ 1,222,139   $ 1,035,341
                                                     ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1995 are summarized as follows:

                                                            Per Limited Partner
        Quarter Ended   General Partners  Limited Partners          Unit
      ----------------  ----------------  ----------------  -------------------
      December 31, 1994     $70,403          $1,109,084            $23.13
                            =======          ==========            ======


     A distribution of $23.15 per Limited Partner Unit for the quarter ended March 31, 1995 was declared and paid in April 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1994 and 1995, the Partnership incurred management fees of $26,831 and $23,422, respectively, and general and administrative expense reimbursements of $44,750 and $37,676, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1994 and 1995 were $13,726 and $46,727, respectively.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three-month periods ended March 31, 1994 and 1995, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                                 1994      %       1995      %
                                              ----------  ----  ----------  ----
     Stoody Deloro Stellite, Inc.             $  427,831   16%  $  471,403   18%
     AP Parts Manufacturing, Inc.                381,596   14      381,596   14
     Anthony's Manufacturing Company, Inc.       337,027   12      337,027   12
     AutoZone, Inc.                              378,095   14      328,904   12
     Peerless Chain Company                      317,363   12      317,363   12
     Wal-Mart Stores, Inc.                       206,815    8      206,815    8
     Kinney Shoe Corporation                     168,192    6      168,192    6
     Folger Adam Company                         141,477    5      141,477    5
     Motorola, Inc.                              125,000    5      125,000    5
     Harcourt General Corporation                116,875    4      116,875    4
     Lockheed Martin Corporation                  73,250    3       73,250    3
     Winn-Dixie Stores, Inc.                      42,600    1       42,600    1
                                              ----------  ---   ----------  ---
                                              $2,716,121  100%  $2,710,502  100%
                                              ==========  ===   ==========  ===

     Operating results of three hotels for the three-month periods ended March 31, 1994 and 1995 are summarized as follows:

                                                 1994         1995
                                              -----------  -----------
     Revenue                                  $1,020,912   $1,078,409
     Fees paid to hotel management company       (17,509)     (16,612)
     Other operating expenses                   (804,891)    (849,085)
                                              ----------   ----------
     Hotel operating income                   $  198,512   $  212,712
                                              ==========   ==========


     Note 5.  Properties Leased to Anthony's Manufacturing Company, Inc.:
              ----------------------------------------------------------

     Anthony's Manufacturing Company, Inc. ("Anthony's") leases manufacturing, warehouse and office facilities in San Fernando, California from the Partnership. Since March 1992, Anthony's has not paid a scheduled monthly rent increase of $10,485 and, in addition, the Partnership has received base rents from Anthony's for only two months since February 1994, resulting in a rent arrearage of $1,487,415 as of March 31, 1995. Of such arrearage, the Partnership had established a reserve for uncollected rents as of December 31, 1994 of $1,150,388 which is reflected in the accompanying consolidated balance sheet. In May 1995, the Partnership and Anthony's reached an agreement in principle in which Anthony's has agreed to pay $1,550,000 in settlement of all arrearages through May 1, 1995. In exchange for such settlement payment, the Partnership and Anthony's have agreed to modify the terms of the existing lease. Under the proposed modification, Anthony's monthly rental payment will decrease from $112,342 to $73,000. The amended lease will provide for rental increases every three years based on a formula indexed to increases in the Consumer Price Index. On May 10, 1995, Anthony's paid the Partnership $155,000 towards the settlement with the remaining $1,395,000 due upon execution of the lease modification agreement which is expected to occur prior to June 1, 1995. Such agreement is subject to satisfactory documentation and receipt by the Partnership of the entire settlement amount.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     The Partnership has entered into an agreement with the lender to satisfy the mortgage loan collateralized by the Anthony's properties for a payment of $5,440,000. At March 31, 1995, the Anthony's mortgage loan had an outstanding principal balance of $6,893,966 and accrued interest thereon of $705,387. In April 1995, the Partnership made a nonrefundable deposit of $544,000 which will be applied towards the $5,440,000 payment. Under the agreement, the payoff of the loan must occur prior to May 22, 1995. The Partnership currently intends to utilize the settlement proceeds of $1,550,000 and new financing of $4,000,000 to fund the $5,440,000 payment. The Partnership is currently negotiating to increase the amount available under its credit facility for such new financing (see Note 6).



     Note 6.  Debt Refinancing:
              ----------------

     On March 10, 1995, the Partnership made a balloon payment of $6,615,148 to satisfy the nonrecourse mortgage loan collateralized by the Partnership's property leased to Stoody Deloro Stellite, Inc., which matured on March 1, 1995. A portion of the funds necessary for the payment of the mortgage loan were obtained from a new loan of $6,000,000, pursuant to a credit agreement. The new loan provides for quarterly interest only payments commencing July 1, 1995 at a variable interest rate based on the three-month LIBOR plus 4.25% per annum. The Partnership must offer as a prepayment to the lender the proceeds from the sale of any Partnership properties; however, the lender may decline such proceeds. The Partnership must maintain ratios of Free Operating Cash Flow to debt service on the loan ranging from 3.4:1 to 3:1 over the life of the agreement and maintain a consolidated net worth and appraised property values of $25,000,000, as adjusted. Under the terms of the credit agreement, the Partnership also has agreed that it may obtain new nonrecourse debt on any of its properties only for the purpose of refinancing existing mortgage debt. Mortgage indebtedness may not exceed $46,806,850 less an adjustment for subsequent scheduled principal amortization on existing mortgage loans plus closing costs on any new loans.

     The $6,000,000 credit agreement loan is a recourse obligation of the Partnership and matures on July 1, 1999. Except for the application of proceeds from the sale of properties and other limited circumstances, no loan prepayments may be made until January 1, 1999. The Partnership is negotiating to increase the loan amount to $10,000,000 in connection with paying off the Anthony's mortgage loan.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION
                 ----------------------------------------------



        Net income for the three-month period ended March 31, 1995 decreased by $14,000 as compared with net income for the three-month period ended March 31, 1994. The decrease in net income is due primarily to a decrease in other income and to a lesser extent to an increase in general and administrative expense. This was partially offset by decreases in interest and property expenses. Other income generally represents income from nonrecurring items; other income in 1994 resulted from amounts received in connection with a settlement agreement from an affiliate of the former lessee of the Livonia hotel property. The decrease in property expense was due to costs incurred in connection with the assessment of liquidity alternatives in 1994 that were not incurred in 1995. The decrease in interest expense is due to the decreasing interest component of the Partnership's fixed rate mortgages and the payoff of the Stoody Deloro Stellite, Inc. ("Stoody") mortgage loan which bore interest at the rate of 13% per annum and was paid off with a variable rate recourse obligation. Operating results for the hotel operations were substantially similar for the comparable periods.

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $3,239,0000 and cash provided from operating activities will be sufficient to meet the Partnership's current cash requirements which consist primarily of paying quarterly distributions and meeting scheduled debt service obligations. During the period, the Partnership utilized $831,000 of cash reserves to satisfy the balloon payment on the Stoody mortgage loan and pay financing costs of obtaining a $6,000,000 loan. All of the proceeds from the note were used in paying off the Stoody loan. As such note is a recourse obligation of the Partnership, the Partnership is now required to meet certain financial covenants. The Partnership has not yet reached a decision as to whether it intends to comply with the Holiday Inn modernization plan at its three hotel properties. The Partnership's share of costs necessary to upgrade the hotel properties is estimated to amount to $500,000, which Management believes could be funded from existing cash reserves. Such costs may need to be incurred over the next several years for the hotels to remain competitive even if the hotels do not retain their affiliation with Holiday Inn. In the event that the Anthony's Manufacturing Company, Inc. ("Anthony's") lease is modified and the necessary financing is obtained to purchase the existing mortgage loan on the Anthony's properties at a discount, the net annual cash from the Anthony's properties should approximate between $450,000 and $500,000. During the current three-month period, no operating cash flow was generated from the Anthony's properties. Although Management believes that the Anthony's lease modification will be executed and that the necessary financing will be available to pay off the existing mortgage loan, there can be no assurance that such transactions will be executed.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                    During the quarter ended March 31, 1995, the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORPORATE PROPERTY ASSOCIATES 6
                                 - a California limited partnership

                                 By:  CAREY CORPORATE PROPERTY, INC.



             05/12/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
               Date                      Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             05/12/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
               Date                      Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)