Form 10-Q
period 1995-06-30
CORPORATE PROPERTY ASSOCIATES 6
filed 1995-08-10
CIK 750456

                                                              OMB APPROVAL
                                                      --------------------------
                                                      OMB Number       3235-0070
                                                      Expires   October 31, 1995
                                                      Estimated average burden
                                                      hours per response   90.00
                                                      --------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1995
                               -------------------------------------------------
                                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------       ----------------------
Commission file number                             0-14551
                       ---------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 6
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                              13-3247122
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (212)  492-1100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership


                                          INDEX

                                                                Page No.
                                                                --------
PART I
------

Item 1. - Financial Information*

          Consolidated Balance Sheets, December 31, 1994 and
          June 30, 1995                                             2

          Consolidated Statements of Income for the three and six
          months ended June 30, 1994 and 1995                       3

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1994 and 1995                      4-5

          Notes to Consolidated Financial Statements               6-8

Item 2. - Management's Discussion of Operations                    9-10

PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                          11

Signatures                                                          12


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                               December 31,       June 30,
                                                   1994             1995
                                               ------------      -----------
                                                (Note)          (Unaudited)
            ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $13,405,377 at December 31, 1994 and
  $14,167,472 at June 30, 1995                  $45,342,342       $44,628,690
Net investment in direct
  financing leases                               36,920,755        36,920,755
Cash and cash equivalents                         4,412,869         3,210,591
Note receivable from affiliate                    1,295,000         1,151,000
Accrued interest and  rents receivable               79,510            12,454
Other assets                                      2,135,538         2,597,312
                                                -----------       -----------
      Total assets                              $90,186,014       $88,520,802
                                                ===========       ===========

         LIABILITIES:
Mortgage notes payable                          $51,433,354       $37,293,265
Note payable                                                       10,000,000
Accrued interest payable                            876,506           504,735
Accounts payable and accrued expenses               481,110           321,018
Accounts payable to affiliates                       34,190           116,994
Prepaid rental income and other                     360,238           368,018
 liabilities                                    -----------       -----------
      Total liabilities                          53,185,398        48,604,030
                                                -----------       -----------

         PARTNERS' CAPITAL:
General Partners                                   (345,685)         (168,784)

Limited Partners (47,950 and 47,930
  Limited Partnership Units issued and
  outstanding at December 31, 1994 and
  June 30, 1995)                                 37,346,301        40,085,556
                                                -----------       -----------

      Total partners' capital                    37,000,616        39,916,772
                                                -----------       -----------

      Total liabilities and
        partners' capital                       $90,186,014       $88,520,802
                                                ===========       ===========


The accompanying notes are an integral part of the financial consolidated statements.

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended             Six Months Ended
                                   June 30, 1994  June 30, 1995  June 30, 1994     June 30, 1995
                                   -------------  -------------  -------------     -------------
Revenues:
  Rental income from
    operating leases                 $1,366,233     $1,335,102     $2,732,466        $2,701,335
  Interest income from
    direct financing leases           1,300,697      1,481,734      2,650,585         2,826,003
  Other interest income                  92,277         42,067        175,496           133,870
  Revenue of hotel operations         1,062,242      1,166,258      2,083,154         2,244,667
  Other income                                         725,920        224,138           773,876
                                     ----------     ----------     ----------        ----------
                                      3,821,449      4,751,081      7,865,839         8,679,751
                                     ----------     ----------     ----------        ----------
Expenses:
  Interest on mortgages               1,274,017      1,100,534      2,548,493         2,254,732
  Depreciation                          406,759        382,214        815,192           762,095
  General and administrative            143,726        132,599        256,571           310,075
  Property expense                      597,152        202,985        733,351           277,519
  Amortization                           42,629         53,914         82,881            94,958
  Operating expenses of
    hotel operations                    850,806        907,285      1,673,206         1,772,982
                                     ----------     ----------     ----------        ----------
                                      3,315,089      2,779,531      6,109,694         5,472,361
                                     ----------     ----------     ----------        ----------
      Income before
        extraordinary gain              506,360      1,971,550      1,756,145         3,207,390

  Extraordinary gain on
    extinguishment of debt                           2,088,268                        2,088,268
                                     ----------     ----------     ----------        ----------

      Net income                     $  506,360     $4,059,818     $1,756,145        $5,295,658
                                     ==========     ==========     ==========        ==========

Net income allocated
  to General Partners                $   30,382     $  243,589     $  105,369        $  317,739
                                     ==========     ==========     ==========        ==========

Net income allocated
  to Limited Partners                $  475,978     $3,816,229     $1,650,776        $4,977,919
                                     ==========     ==========     ==========        ==========

Net income per Unit
  (47,930 Limited
  Partnership Units):
    Income before extraordinary
      gain                                $9.93         $38.67         $34.43            $62.91
    Extraordinary gain                                   40.95                            40.95
                                     ----------     ----------     ----------        ----------
                                          $9.93         $79.62         $34.43           $103.86
                                     ==========     ==========     ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                        1994          1995
                                                    ------------  -------------

Cash flows from operating activities:
  Net income                                        $ 1,756,145   $  5,295,658
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                       898,073        857,053
    Extraordinary gain on extinguishment of debt                    (2,088,268)
    Note received in connection
      with bankruptcy settlement                       (172,414)
    Net change in operating assets and liabilities      170,994          9,818
                                                     -----------   ------------
      Net cash provided by operating activities       2,652,798      4,074,261
                                                     -----------   ------------

Cash flows from investing activities:
  Amounts received on partial prepayment of note
    receivable from affiliate                                          144,000
   Additional capitalized costs                         (34,613)       (48,443)
                                                     -----------   ------------
      Net cash (used in) provided by
       investing activities                             (34,613)        95,557
                                                     -----------   ------------

Cash flows from financing activities:
   Distributions to partners                         (2,349,807)    (2,359,502)
   Retirement of Limited Partner Units                                 (20,000)
   Proceeds from note payable                                       10,000,000
   Prepayment of mortgages payable                                 (12,055,148)
   Payments on mortgage principal                      (661,782)      (670,975)
   Deferred financing costs                             (13,069)      (266,471)
                                                     -----------   ------------
      Net cash used in financing activities           (3,024,658)    (5,372,096)
                                                     -----------   ------------

        Net decrease in cash and
          cash equivalents                              (406,473)    (1,202,278)

  Cash and cash equivalents, beginning of period       5,464,578      4,412,869
                                                     -----------   ------------

        Cash and cash equivalents, end of period     $ 5,058,105   $  3,210,591
                                                     ===========   ============

                                     (Continued)

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership



         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), Continued



Supplemental disclosure of cash flows information:

   A. Interest paid                          $ 2,334,025     $  1,921,116
                                             ===========     ============


   B. During the six-month period ended June 30, 1995, the Partnership recognized an extraordinary gain on the extinguishment of debt (see
      Note 5).

      Cash payment made in connection with satisfaction
        of debt obligation                                 $(5,440,000)
      Direct costs of transaction                              (31,085)
      Mortgage note payable balance                          6,853,966
      Accrued interest on mortgage debt                        705,387
                                                           -----------
          Extraordinary gain on extinguishment of debt     $ 2,088,268
                                                           ===========


   C. During the six-month period ended June 30, 1995, the Partnership agreed to transfer to a lessee three properties with a carrying cost of $591,407 in consideration for the lessee's funding of improvements and expansion of other Partnership properties occupied by the lessee (see Note 7).



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



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the six months ended June 30, 1995 are summarized as follows:


Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
-------------             ----------------  ----------------  ------------------------

December 31, 1994             $70,403          $1,109,084              $23.13
                              =======          ==========              ======
March 31, 1995                $70,435          $1,109,580              $23.15
                              =======          ==========              ======


A distribution of $23.25 per Limited Partner Unit for the quarter ended June 30, 1995 was declared and paid in July 1995.



Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and six-month periods ended June 30, 1994, the Partnership incurred management fees of $22,429 and $49,759, respectively, and general and administrative expense reimbursements of $46,879 and $91,629, respectively. For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $69,381 and $92,803, respectively, and general and administrative expense reimbursements of $20,961 and $58,637, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1994 and 1995 were $30,829 and $58,327, respectively.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:
         ----------------------------

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the six-month periods ended June 30, 1994 and 1995, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:


                                    1994      %       1995      %
                                 ----------  ----  ----------  ----

Stoody Deloro Stellite, Inc.     $  855,661   16%  $1,029,951   19%
AP Parts Manufacturing, Inc.        763,193   14      763,193   14
AutoZone, Inc.                      707,002   13      718,342   13
Peerless Chain Company              634,726   12      634,726   11
Anthony's Manufacturing, Inc.       674,053   13      634,710   11
Wal-Mart Stores, Inc.               413,632    8      413,632    7
Kinney Shoe Corporation             336,381    6      336,380    6
Folger Adam Company                 282,954    5      282,954    5
Motorola, Inc.                      250,000    5      250,000    5
Harcourt General Corporation        233,750    4      233,750    4
Lockheed Martin Corporation         146,500    3      146,500    3
Winn-Dixie Stores, Inc.              85,199    1       85,199    2
                                 ----------  ---   ----------  ---
                                 $5,383,051  100%  $5,529,337  100%
                                 ==========  ===   ==========  ===


Operating results of three hotels for the six-month periods ended June 30, 1994 and 1995 are summarized as follows:

                                       1994          1995
                                   ------------  ------------

Revenues                           $ 2,083,154   $ 2,244,667
Fees paid to hotel management
 company                               (64,236)      (52,517)
Other operating expenses            (1,608,970)   (1,720,465)
                                   -----------   -----------
Hotel operating income             $   409,948   $   471,685
                                   ===========   ===========

Note 5.  Properties Leased to Anthony's Manufacturing Company, Inc.:
         ----------------------------------------------------------

On May 24, 1995, the Partnership and Anthony's Manufacturing Company, Inc. ("Anthony's") entered into a settlement agreement at which time the Partnership withdrew its eviction suit against Anthony's. Since March 1992, Anthony's had not paid a scheduled monthly rent increase of $10,485 and had made only two monthly rental payments since February 1994. In connection with the settlement agreement, Anthony's made lump sum payments aggregating $1,550,000 in settlement of a rent arrearage of $1,712,098. Of the $1,550,000 received $561,710 was applied to 1995 rents receivable for period from January 1, 1995 through May 31, 1995 with the remaining $988,290 applied to prior period rents, all of which had been included in the Partnership's reserve for uncollected rents of $1,150,388 at December 31, 1994. Net of the legal costs of the settlement of $300,476, the Partnership realized an additional $687,814 in the current period as Other income. Under the settlement, the Partnership and Anthony's agreed to modify the existing lease. Under the lease modification agreement, effective June 1, 1995, Anthony's monthly rental payment decreased from $112,342 to $73,000 and the expiration of the initial term of the lease was extended to May 2007 from February 2002. The amended lease also provides for rental increases in June 1998, 2001 and 2005 with such increase based on a formula indexed to increases in the Consumer Price Index.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


On May 24, 1994, the Partnership paid off and satisfied the mortgage loan collateralized by the Anthony's properties. The lender accepted payments aggregating $5,440,000 to satisfy an outstanding principal balance of $6,853,966 and accrued interest thereon of $705,387. In connection with the satisfaction of the debt, the Partnership recognized an extraordinary gain on the extinguishment of debt of $2,088,268, net of certain related legal costs. To pay off the mortgage obligation, the Partnership used the $1,550,000 received from Anthony's under the settlement agreement and obtained $4,000,000 from the renegotiation of its credit agreement (see
Note 6).


Note 6.  Debt Refinancing:
         ----------------

On March 10, 1995, the Partnership made a balloon payment of $6,615,148 to satisfy the nonrecourse mortgage loan collateralized by the Partnership's property leased to Stoody Deloro Stellite, Inc., which matured on March 1, 1995. A portion of the funds necessary for the payment of the mortgage loan were obtained from a new loan of $6,000,000, pursuant to a credit agreement. On May 19, 1995, the Partnership and the lender agreed to modify the credit agreement by increasing the amount available to $10,000,000. On May 24, 1995, an additional $4,000,000 advance was used to pay off the Anthony's mortgage loan (see Note 5). As of June 30, 1995, the Partnership had drawn advances for the entire $10,000,000 available under the credit agreement.

The $10,000,000 loan requires quarterly interest only payments commencing July 1, 1995 at a variable interest rate based on the three-month London Inter-Bank Offered Rate plus 4.25% per annum. The Partnership must offer as a prepayment to the lender the proceeds from the sale of any Partnership properties; however, the lender may decline such proceeds. The Partnership must maintain ratios of Free Operating Cash Flow to debt service on the loan ranging from 3.4:1 to 3:1 over the life of the agreement and maintain a consolidated net worth and appraised property values of $25,000,000, as adjusted. Under the terms of the credit agreement, the Partnership also has agreed that it may obtain new nonrecourse debt on any of its properties only for the purpose of refinancing existing mortgage debt. Total mortgage indebtedness may not exceed $37,952,884 as adjusted for subsequent scheduled principal amortization on existing mortgage loans plus closing costs on any new loans.

The $10,000,000 credit agreement loan is a recourse obligation of the Partnership and matures on July 1, 1999. Except for the application of proceeds from the sale of properties and other limited circumstances, no loan prepayments may be made until January 1, 1999.


Note 7.  Properties Leased to AutoZone, Inc.:
         -----------------------------------

In 1986, the Partnership entered into two master leases with AutoZone, Inc. ("AutoZone"), one lease for 15 properties in Texas and North Carolina and the other lease for 21 properties in Alabama, Louisiana, Missouri and Illinois. On June 19, 1995, the Partnership and AutoZone entered into an agreement, effective as of March 15, 1995, in which the Partnership agreed to remove three Texas properties from the lease and transfer title of such properties to AutoZone in consideration for AutoZone's funding of leasehold improvements and expansions at several of the remaining AutoZone properties. Accordingly, no gain or loss has been recognized on the transfer of the properties.

The Partnership and AutoZone also entered into a lease modification agreement. Annual minimum rents under the two leases has been increased by $73,586 to $1,419,203. In addition, the percentage rent provisions of both leases were increased from 2% to 2.25% of all sales in excess of specified amounts for each property. Under the leases, AutoZone has an obligation to purchase any property it no longer uses as an AutoZone retail store. Under the lease amendment, the original amount AutoZone was required to pay to the Partnership if it repurchases a property prior to executing the amendment, has been reallocated among the remaining 12 Texas and North Carolina properties.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION



Results of Operations:
---------------------

   Net income increased by $3,553,000 and $3,540,000 for the three-month and six-month periods ended June 30, 1995, respectively, as compared with the three-month and six-month periods ended June 30, 1994. Results for the three-month and six-month periods ended June 30, 1995 benefitted from the Company's settlement with Anthony's Manufacturing Company, Inc. ("Anthony's) which provided Other income of $688,000 and the related extraordinary gain on the extinguishment of the mortgage debt collateralized by the Anthony's properties of $2,088,000. Net of the effect of these two nonrecurring items, the Partnership's results would have still reflected increases of $777,000 and $764,000 for the three-month and six-month periods, respectively. The increases for the comparable three-month and six-month periods were the result of increases in lease revenues and earnings from the hotel operations and decreases in interest and property expenses. The increase in lease revenues is due solely to a rent increase on March 1, 1995 on the Partnership's property leased to Stoody DeLoro Stellite, Inc. ("Stoody") of $523,000 per annum. The Stoody increase will fully offset the decrease of $472,000 per annum from the Anthony's lease modification which was effective as of June 1, 1995. The Partnership will also benefit from a rent increase on the Folger Adam Company lease during the third quarter. Earnings from the hotel operations increased due to increases in the occupancy and average daily room rates at the Livonia hotel, partially due to improved economic conditions in the Detroit metropolitan area. Results for the Alpena and Petoskey were stable with Alpena realizing a slight increase in its occupancy rate. The decrease in the interest expense was due to a decrease in the aggregate balance of mortgage notes and notes payable of $4,140,000 since December 31, 1994. In addition, interest expense decreased by the Partnership's replacement of the Stoody mortgage debt which bore interest at a fixed rate of 13% per annum with a variable rate obligation with a current annual interest rate of 10.5%. The decrease in property expense was due to costs incurred in 1994 in connection with the Partnership's assessment of liquidity alternatives and charges for increases to the reserve for uncollected rents from Anthony's. Property expense during the three-month period ended June 30, 1995 was impacted by legal costs associated with the Anthony's dispute prior to the settlement agreement.

   With the settlement of the dispute with Anthony's, property expenses are expected to reflect a decrease in future periods. Future operating results will be impacted by any changes in the interest rate environment as the Partnership's unsecured $10,000,000 note payable is a variable rate obligation which is indexed to the London Inter-Bank Offered Rate. The Partnership's operations of the Alpena and Petoskey hotel properties are seasonal in nature and, based on the results of prior periods, are expected to reflect its highest proportion of annual earnings during the third quarter.


Financial Condition:
-------------------

   There has been no material change in the Partnership's financial condition since December 31, 1994. The debt financing structure of the Partnership has significantly changed as the result of obtaining $10,000,000 of unsecured recourse debt pursuant to a credit agreement which requires the Partnership to meet certain financial covenants. All of the proceeds from the issuance of the unsecured debt was used to satisfy a balloon payment on a mortgage loan and to pay off a mortgage loan at a substantial discount. Prior to the execution of the credit agreement, all of the Partnership's debt financing consisted of nonrecourse mortgage debt. At June 30, 1995, the Partnership was in compliance with all financial covenants under the credit agreement. Management believes that its cash balance of $3,211,000 and cash from operating

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION, Continued



Financial Condition, continued:
------------------------------

activities will be sufficient to meet the Partnership's cash requirements which consist primarily of paying quarterly distributions to partners, meeting scheduled principal payment obligations on its mortgage and funding the replenishment of furniture, fixtures and equipment in the ordinary course of business for its hotel operations. For the six-month period ended June 30, 1995, cash provided from operations of $3,386,000, as adjusted for the $688,000 included in Other income which was used to pay off the Anthony's mortgage loan, was sufficient to pay quarterly distributions of $2,360,000 and principal payment installments of $671,000.

   As the result of successful discussions with Holiday Inn, the Partnership's hotel in Livonia, Michigan will not be subject to the Holiday Inn's core modernization plan as major renovations have been made since 1989. The Partnership is currently committed to retaining the hotel's affiliation with Holiday Inn as a franchisee. Included in other assets on the accompanying balance sheet at June 30, 1995, is a furniture, fixture and equipment reserve account for the Livonia hotel of $117,000. The reserve account is funded by allocating 3% of hotel revenues to the account. The Partnership does not anticipate utilizing any funds in excess of the reserve amount and further additions to the reserve from hotel revenues to fund any improvement or purchases within the next 12 months.
In addition, the Partnership is currently committed to meeting the requirements of the Holiday Inn core modernization plan for the Partnership's hotel properties in Alpena and Petoskey, Michigan. The Partnership's share of costs necessary to meet the requirements of the modernization plan, as approved by Holiday Inn, are approximately $395,000. The Partnership had previously estimated that the costs to comply with the core modernization plan would be approximately $850,000.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                    PART II



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                    During the quarter ended June 30, 1995, the Partnership was not required to file any reports on Form 8-K

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORPORATE PROPERTY ASSOCIATES 6
                                 - a California limited partnership

                                 By:  CAREY CORPORATE PROPERTY, INC.



              08/9/95            By:      /s/ Claude Fernandez
           -------------                  ------------------------------
              Date                        Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)



              08/9/95            By:      /s/ Michael D. Roberts
           -------------                  -------------------------------
               Date                       Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)