Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES 6
filed 1995-11-09
CIK 750456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1995
                               ---------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to

Commission file number                 0-14551
                                       -------

                        CORPORATE PROPERTY ASSOCIATES 6
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                  13-3247122
         ----------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
                                ---------------
             (Registrant's telephone number, including area code)


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

                                                        [X] Yes  [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                        [ ] Yes  [ ] No

                        CORPORATE PROPERTY ASSOCIATES 6
                       -a California limited partnership



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

        Balance Sheets, December 31, 1994 and
        September 30, 1995                                              2

        Statements of Income for the three and nine
        months ended September 30, 1994 and 1995                        3

        Statements of Cash Flows for the nine
        months ended September 30, 1994 and 1995                       4-5

        Notes to Financial Statements                                  6-7

     Item 2. - Management's Discussion of Operations                   8-9


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                         10

     Signatures                                                         11



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS



                                                    December 31,   SEPTEMBER 30,
                                                        1994            1995
                                                    -------------  --------------
                                                       (Note)       (UNAUDITED)
          ASSETS:
     Land, buildings and personal property,
       net of accumulated depreciation of
       $13,405,377 at December 31, 1994 and
       $14,548,716 at September 30, 1995             $45,342,342     $44,478,458
     Net investment in direct financing leases        36,920,755      36,920,755
     Cash and cash equivalents                         4,412,869       3,253,997
     Notes receivable from affiliate                   1,295,000       1,151,000
     Accrued interest and  rents receivable               79,510          53,844
     Other assets                                      2,135,538       2,685,829
                                                     -----------     -----------

           Total assets                              $90,186,014     $88,543,883
                                                     ===========     ===========


          LIABILITIES:
     Mortgage notes payable                          $51,433,354     $36,954,650
     Note payable                                                     10,000,000
     Accrued interest payable                            876,506         515,661
     Accounts payable and accrued expenses               481,110         272,496
     Accounts payable to affiliates                       34,190         151,677
     Prepaid rental income and other liabilities         360,238         339,075
                                                     -----------     -----------
           Total liabilities                          53,185,398      48,233,559
                                                     -----------     -----------


          PARTNERS' CAPITAL:
     General Partners                                   (345,685)       (144,805)

     Limited Partners (47,950 and 47,930 Limited
     Partnership Units issued and outstanding at
     December 31, 1994 and September 30, 1995)        37,346,301      40,455,129
                                                     -----------     -----------

           Total partners' capital                    37,000,616      40,310,324
                                                     -----------     -----------

           Total liabilities and
             partners' capital                       $90,186,014     $88,543,883
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

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                          Three Months Ended                       Nine Months Ended
                                September 30, 1994  SEPTEMBER 30, 1995   September 30, 1994  SEPTEMBER 30, 1995
                                ------------------  -------------------  ------------------  ------------------
Revenues:
 Rental income from
  operating leases                      $1,366,233          $1,248,207          $ 4,098,699         $ 3,949,542
 Interest from direct
  financing leases                       1,300,697           1,516,521            3,951,282           4,342,524
 Other interest income                      97,977             119,051              273,473             252,921
 Revenue of hotel operations             1,191,249           1,269,516            3,274,403           3,514,183
 Other income                                                   28,680              224,138             802,556
                                        ----------          ----------          -----------         -----------
                                         3,956,156           4,181,975           11,821,995          12,861,726
                                        ----------          ----------          -----------         -----------

Expenses:
 Interest                                1,219,895           1,133,768            3,768,388           3,388,500
 Depreciation                              407,252             381,244            1,222,444           1,143,339
 General and administrative                 97,595             169,646              354,166             479,721
 Property expenses                         670,967             (37,821)           1,404,318             239,698
 Amortization                               41,044              57,348              123,925             152,306
 Operating expenses of
  hotel operations                         840,559             899,124            2,513,765           2,672,106
                                        ----------          ----------          -----------         -----------
                                         3,277,312           2,603,309            9,387,006           8,075,670
                                        ----------          ----------          -----------         -----------

  Income before
  extraordinary gain                       678,844           1,578,666            2,434,989           4,786,056

Extraordinary gain on
 extinguishment of debt                                                                               2,088,268
                                        -----------         -----------         -----------         -----------

   Net income                           $  678,844          $1,578,666          $ 2,434,989         $ 6,874,324
                                        ==========          ==========          ===========         ===========


Net income allocated
 to General Partners                    $   40,730          $   94,720          $   146,099         $   412,459
                                        ==========          ==========          ===========         ===========


Net income allocated
 to Limited Partners                    $  638,114          $1,483,946          $ 2,288,890         $ 6,461,865
                                        ==========          ==========          ===========         ===========

Net income per Unit
 (47,930 Limited
 Partnership Units):
 Income before extra-
  ordinary gain                             $13.31              $30.96               $47.73             $ 93.87
 Extraordinary gain                                                                                       40.95
                                            ------              ------               ------             -------
                                            $13.31              $30.96               $47.73             $134.82
                                            ======              ======               ======             =======



The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               Nine Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                              1994           1995
                                                          ------------  --------------
     Cash flows from operating activities:
      Net income                                          $ 2,434,989    $  6,874,324
      Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                       1,346,369       1,295,645
        Extraordinary gain on extinguishment of debt                       (2,088,268)
        Note receivable received in connection
         with bankrupcty settlement                          (172,414)
        Net change in operating assets and liabilities        424,198        (130,738)
                                                          -----------    ------------

         Net cash provided by operating activities          4,033,142       5,950,963
                                                          -----------    ------------


     Cash flows from investing activities:
      Amounts received on partial prepayment
        of note receivable from affiliate                                     144,000
      Additional capitalized costs                            (85,104)       (279,455)
                                                          -----------    ------------

         Net cash used in investing activities                (85,104)       (135,455)
                                                          -----------    ------------


     Cash flows from financing activities:
      Distributions to partners                            (3,526,733)     (3,544,616)
      Retirement of Limited Partner Units                                     (20,000)
      Proceeds from note payable                                           10,000,000
      Prepayment of mortgages payable                                     (12,055,148)
      Payments on mortgage principal                         (993,394)     (1,009,590)
      Deferred financing costs                                (13,069)       (345,026)
                                                          -----------    ------------

         Net cash used in financing activities             (4,533,196)     (6,974,380)
                                                          -----------    ------------

           Net decrease in cash and
            cash equivalents                                 (585,158)     (1,158,872)

     Cash and cash equivalents, beginning of period         5,464,578       4,412,869
                                                          -----------    ------------

           Cash and cash equivalents, end of period       $ 4,879,420    $  3,253,997
                                                          ===========    ============




                                  (Continued)

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), Continued



     Supplemental disclosure of cash flows information:



        A. Interest paid                           $ 3,446,378    $ 3,043,958
                                                   ===========    ===========



        B. During the nine-month period ended September 30, 1995, the Partnership recognized an extraordinary gain on the extinguishment of debt.

    Cash payment made in connection with satisfaction
      of debt obligation                                 $(5,440,000)
    Direct costs of transaction                              (31,085)
    Mortgage note payable balance at extinguishment        6,853,966
    Accrued interest on mortgage debt at extinguishment      705,387
                                                         -----------
      Extraordinary gain on extinguishment of debt       $ 2,088,268
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



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:

Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
------------------------  ----------------  ----------------  ------------------------

     December 31, 1994             $70,403        $1,109,084                    $23.13
                                   =======        ==========                    ======
     March 31, 1995                $70,435        $1,109,580                    $23.15
                                   =======        ==========                    ======
     June 30, 1995                 $70,741        $1,114,373                    $23.25
                                   =======        ==========                    ======


     A distribution of $23.38 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred management fees of $25,566 and $75,325, respectively, and general and administrative expense reimbursements of $36,521 and $128,150, respectively. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $(581) and $92,222, respectively, and general and administrative expense reimbursements of $65,897 and $124,534, respectively.

     The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $39,431 and $73,283, respectively.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                                 1994      %       1995      %
                                              ----------  ----  ----------  ----

     Stoody Deloro Stellite, Inc.             $1,283,492   16%  $1,588,498   19%
     AP Parts Manufacturing, Inc.              1,144,790   14    1,144,790   14
     AutoZone, Inc.                            1,035,905   13    1,122,015   13
     Peerless Chain Company                      952,090   12      952,090   11
     Anthony's Manufacturing Company, Inc.     1,011,080   13      853,710   10
     Wal-Mart Stores, Inc.                       620,449    8      620,449    8
     Kinney Shoe Corporation                     504,570    6      504,570    6
     Folger Adam Company                         424,431    5      432,770    5
     Motorola, Inc.                              375,000    4      375,000    5
     Harcourt General Corporation                350,624    4      350,624    4
     Lockheed Martin Corporation                 219,750    3      219,750    3
     Winn-Dixie Stores, Inc.                     127,800    2      127,800    2
                                              ----------  ---   ----------  ---
                                              $8,049,981  100%  $8,292,066  100%
                                              ==========  ===   ==========  ===


     Operating results of the three hotels for the nine-month periods ended September 30, 1994 and 1995 are summarized as follows:

                                                  1994          1995
                                              ------------  ------------
     Revenue                                  $ 3,274,403   $ 3,514,183
     Fees paid to hotel management company        (68,473)      (79,390)
     Other operating expenses                  (2,445,292)   (2,592,716)
                                              -----------   -----------
     Hotel operating income                   $   760,638   $   842,077
                                              ===========   ===========


                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION



     Results of Operations:
     ---------------------

        Net income for the three-month and nine-month periods ended September 30, 1995 increased by $900,000 and $4,439,000, respectively, as compared with the three-month and nine-month periods ended September 30, 1994. The results of operations for the nine-month period ended September 30, 1995 benefitted from the receipt of a payment in settlement of a dispute with Anthony's Manufacturing Company, Inc. ("Anthony's) which provided Other income of $754,000 and a related extraordinary gain of $2,088,000 on the extinguishment of the mortgage debt collateralized by the Anthony's properties. Net of the effect of these nonrecurring items, the Partnership's income for the comparable nine-month periods would have reflected an increase of $1,597,000. The comparable three-month periods were not significantly affected by nonrecurring items.

        The increase in income, net of the nonrecurring items, for the comparable nine-month periods was primarily due to a decrease in property expenses as well as, to a lesser extent, an increase in lease revenues and a decrease in interest expense. These benefits were partially offset by an increase in general and administrative expense. The decrease in property expenses was primarily due to costs incurred in 1994 in connection with the Partnership's assessment of liquidity alternatives and legal costs incurred in 1994 related to the Partnership's defending its interests in a dispute with Anthony's which has since been resolved. The increase in lease revenues was due to rental increases on the Partnership's leases with Stoody Deloro Stellite, Inc. ("Stoody") and Folger Adam Company which were effective in March 1995 and September 1995, respectively, and the modification of the AutoZone, Inc. ("AutoZone") lease which was retroactively effective to March 1995. These rent increases were partially offset by the modification to the Anthony's lease which was executed in May 1995. The decrease in interest expense was due to lower overall loan balances as the result of the satisfaction of the mortgage loans on the Stoody and Anthony's properties replaced with a variable rate recourse loan obligation which has a lower current interest than the interest cost that would have been recognized on the Anthony's and Stoody loans. General and administrative costs increased due to certain nonrecurring costs incurred by the Partnership in connection with the office space cost sharing agreement and related relocation costs in the first quarter of 1995 and higher legal costs related to general partnership matters. The increase in net income for the comparable three-month periods ended September 30, 1994 and 1995 was primarily due to increases in lease revenues and decreases in interest and property expenses as described above. Property expense also benefitted from a change in the estimate for certain accruals between the beginning and end of the fiscal quarter ended September 30, 1995.

        Earnings from the Partnership's hotel operations reflected an increase of approximately 11% for the comparable nine-month periods primarily as the result of increases of 3% and 13% in the occupancy and average room rates, respectively, at the Livonia hotel. Operating results for the Alpena and Petoskey hotels were relatively stable with Alpena realizing a moderate increase in overall revenues and Petoskey a moderate decrease. The Alpena and Petoskey operations are seasonal in nature with their most significant share of earnings realized during the third fiscal quarter. Accordingly, these two hotels are not expected to contribute significantly to earnings for the remainder of the year. The operations of the Livonia hotel which represented 60% of hotel revenues and 67% of hotel earnings for the current nine-month period are not seasonal in nature, although they are affected by the economic conditions in the Detroit metropolitan area.

        Solely as a result of the rent increases of Stoody, Folger Adam Company and AutoZone and the modification of the Anthony's lease, annual lease revenues and cash flow will increase by approximately $765,000 (of which a benefit of $196,000 from such adjustments is already reflected in the current nine-month results). In addition, increases in rent on five leases are scheduled to occur in 1996.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION, Continued



     Financial Condition:
     -------------------


        There has been no material change in the Partnership's financial condition since December 31, 1994. The debt financing structure of the Partnership has changed significantly as the result of obtaining $10,000,000 of recourse debt pursuant to a credit agreement that requires the Partnership to meet certain financial covenants. All of the proceeds from the issuance of the debt was used to satisfy a balloon payment on the Stoody mortgage loan which had matured and to pay off the Anthony's mortgage loan at a substantial discount. Prior to the execution of the credit agreement, all of the Partnership's debt financing consisted of nonrecourse mortgage debt. At September 30, 1995, the Partnership was in compliance with all financial covenants under the credit agreement. For the nine-month period ended September 30, 1995 cash flow from operating activities of $5,951,000 was sufficient to fund quarterly distributions to partners of $3,545,000, payment of scheduled mortgage principal installment obligations of $1,010,000 as well as paying the costs related to entering into the credit agreement. Management believes that its cash balance of $3,254,000 and cash from operating activities will be sufficient to meet the Partnership's cash requirements which consist primarily of paying quarterly distributions to partners, meeting scheduled principal payment obligations on its mortgages and funding the replenishment of furniture, fixtures and equipment in the ordinary course of business for its hotel operations.

        The Partnership is currently committed to retaining the Livonia, Michigan hotel's affiliation with Holiday Inn as a franchisee. Included in other assets on the accompanying balance sheet at September 30, 1995, is a furniture, fixture and equipment reserve account for the Livonia hotel of $165,000. The reserve account is funded by allocating 3% of Livonia's revenues to the account. The Partnership does not anticipate utilizing any funds in excess of the reserve amount and further regularly scheduled additions from hotel revenues to fund any existing replacements of furniture, fixtures and equipment within the next twelve months. In addition, the Partnership is currently committed to meeting the requirements of the Holiday Inn core modernization plan for the Partnership's hotel properties in Alpena and Petoskey, Michigan. The Partnership's share of costs necessary to meet the requirements of the modernization plan, as approved by Holiday Inn, are approximately $395,000. It is anticipated that the improvements required under the plan will be made over the next two years. The Partnership believes its current cash reserves will be sufficient to fund the required improvements.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                    PART II



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits:

                None.

          (b)   Reports on Form 8-K:

                During the quater ended September 30, 1995 the Partnership was not required to file any reports on Form 8-K.

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



             11/09/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             11/09/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)