Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1996-04-02
CIK 750456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended                DECEMBER 31, 1995
                              --------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from                          to
                               -----------------------     ---------------------
Commission file number                      0-14551
                      ----------------------------------------------------------

       CORPORATE PROPERTY ASSOCIATES 6, A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     13-3247122
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                   10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code    (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered

             NONE                                       NONE
   --------------------------        -------------------------------------------

   --------------------------        -------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
- --------------------------------------------------------------------------------
                               (Title of Class)

- --------------------------------------------------------------------------------
                               (Title of Class)


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


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.           [ X ]

  Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART I
                                     ------


  Item 1.  Business.
           --------

            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on July 23, 1984. The General Partners of Registrant are Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation, and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is 79.9% owned by W. P. Carey & Co., Inc. ("W.P. Carey"), 10.1% owned by William P. Carey ("Carey") and 10% by Lehman Brothers, Inc. Affiliates of the Corporate General Partner and the Individual General Partner are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"), and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP/(TM)/") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company (formerly Carey Corporate Property Management, Inc.) ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated November 30, 1984, filed pursuant to Rules 424(b) and 424(c), respectively, under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

            The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the Public Offering, less a working capital reserve, have been fully invested in net leased commercial and industrial real estate since March 21, 1988, the date of Registrant's final real estate acquisition.

            Registrant has two industry segments consisting of the investment in and the leasing of industrial and commercial real estate and the operations of hotels which were assumed subsequent to the lease terminations. By assuming the operations of the hotel businesses, Management intends to preserve the value of the underlying investment for remarketing purposes and generate a contribution to Registrant's operating cash flow. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            Other than the three hotel properties, all of Registrant's real estate properties are leased to corporate tenants and are subject to long-term net leases whereby the tenants are generally required to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which are intended to limit recourse to Registrant and the General Partners. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties and primary property and liability coverages on its three hotel properties. Management believes that its insurance is adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities.

            As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item 8. Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. The initial terms of Registrant's leases are scheduled to expire between 2000 and 2011 with the leases providing for multiple renewal terms. In addition, several of the leases provide purchase options, with Registrant's leases with Peerless Chain Company ("Peerless"), AP Parts Manufacturing Company ("AP Parts") and Armel, Inc. exercisable in 1996. In addition, Anthony's Manufacturing Company, Inc. ("Anthony's") and Wal-Mart Stores, Inc. have purchase options exercisable in 1997. The purchase options provide for purchase prices at the greater of (i) fair market value, as defined in the lease, or (ii) a stated amount. The stated amount is generally the sum of Registrant's acquisition cost and any prepayment charges which would occur as a result of paying off mortgage loans on the properties being sold. In the case of AP Parts, the stated amount takes into account additions to its properties which were funded by Registrant.

            As Registrant's objective is to invest in properties which are occupied by a single corporate tenant and subject to net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. The competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate in the future. In selecting real estate for investment, Registrant seeks to lease facilities which are material to the lessee's operations in order to increase the likelihood that lease renewals will be exercised. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. To the extent that lessees exercise purchase options which provide for purchase prices based on a market value as encumbered by the existing lease, local market conditions may have little impact.

            Registrant's operation of hotel properties (all of which are Holiday Inn franchises) are more greatly affected by both increasing competition and economic conditions. The occupancy rate of Registrant's hotel in Livonia, Michigan was 75% for the year ended December 31, 1995, the same as the rate for the prior year. Registrant's hotels in Alpena and Petoskey, Michigan have experienced increased competition over the past several years as the result of the opening of new hotels at both locations. The Alpena and Petoskey businesses are seasonal in nature and had occupancy rates for the year ended December 31, 1995 of 55% and 43%, respectively. The occupancy rates at the Alpena and Petoskey hotels in 1995 were consistent with prior years. Registrant is committed to complying with the requirements of the Holiday Inn core modernization program at the Alpena and Petoskey hotels and expects to fund improvements of approximately $400,000 in the coming year. As a result of successful negotiations with Holiday Inn, no significant improvements need to be made at the Livonia hotel in order to comply with the core modernization plan.

            For the year ended December 31, 1995, revenues from properties occupied by lessees which accounted for 10% or more of operating revenues of Registrant were as follows: Stoody Deloro Stellite, Inc. ("Stoody"), 19%; AP Parts, 14%; AutoZone, Inc. ("AutoZone"), 13%; Anthony's, 10%; and Peerless, 12%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1995. See Note 9 to the Consolidated Financial Statements in Item 8. For the year ended December 31, 1995, gross revenues from the hotel operations segment were approximately 28% of total revenues.

            On March 10, 1995, Registrant made a balloon payment of approximately $6,615,000 to satisfy a mortgage loan collateralized by the property leased to Stoody. A portion of the funds necessary were obtained from a recourse loan of $6,000,000 pursuant to a credit agreement. On May 24, 1995, the loan under the credit agreement was modified and an additional $4,000,000 was loaned to Registrant in connection with the Anthony's settlement, described below. The loan which matures in July 1999, provides for quarterly interest only payment at the rate of 425 basis points over the three-month London Inter-Bank Offered rate and obligates Registrant to meet certain financial covenants over the term of the credit agreement. Registrant must maintain a ratio of Free Operating Cash Flow to debt service on the loan ranging from 3:1 to 3:4 over the life of the agreement, maintain a consolidated net worth and appraised property value of at least $25,000,000 and mortgage indebtedness of no more than $37,952,884 as adjusted for principal amortization on existing loan plus any financing costs for any new mortgage indebtedness. Registrant is obligated to offer as a prepayment to the lender, the proceeds of any property sales. The lender may reject the offer of such proceeds.

            On May 24, 1995, Registrant and Anthony's entered into a settlement agreement at which time Registrant withdrew its eviction suit against Anthony's. In consideration for entering into the settlement agreement with Anthony's, Registrant received $1,550,000 from Anthony's which Registrant applied against Anthony's rent arrearage of $1,712,098 and forgave the remaining unpaid amounts. As part of the settlement, the lease was modified to reduce the annual rent to $876,000 from $1,348,104 and the initial lease term was extended to May 2007 from February 2002.

            In June 1995, Registrant and AutoZone agreed to remove three properties from Registrant's master lease for 15 properties in Texas and North Carolina. In connection for removing these properties from the lease, AutoZone agreed to modify the existing lease and a second master lease on 21 properties in Alabama, Louisiana, Missouri and Illinois. Combined annual rents under both leases was increased by $73,586 to $1,389,203 and percentage rents provisions of both leases were increased from 2% to 2.25% of all sales in excess of specified amounts at all the properties under the two master leases.

            On December 15, 1996, in connection with the sale of Peerless, a lessee of Registrant's manufacturing facility in Winona, Minnesota, by Bridgewater Resources Corporation ("Bridgewater"), Registrant agreed to release Bridgewater from its unconditional guarantee of Peerless' lease obligation. In connection with granting the release, Registrant received $3,800,000. Registrant agreed to provide an option to Peerless, which, if exercised, will reduce all future rent increases. Peerless has until May 1, 1996 to exercise its option. Such exercise requires a payment of $1,300,000 to Registrant.

            Since December 31, 1995, Registrant funded a $1,700,000 addition at the AP Parts property in Toledo, Ohio. Registrant refinanced an existing mortgage loan collateralized by the AP Parts properties and executed a lease amendment with AP Parts which provides for an increased annual rent and a 6-year extension of the initial lease term. On February 8, 1996, Registrant's tenant of a property in Lemont, Illinois, Folger Adam Company ("Folger"), filed a voluntary bankruptcy petition. Registrant is currently in discussions with a company which is attempting to purchase the assets and operations of Folger. The outcome of the bankruptcy cannot yet be determined.

            Registrant voluntarily performed initial environmental reviews of all of its properties in 1993. Registrant believes, based on the results of such reviews and Phase II environmental reviews of certain of its properties in 1994, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Phase II reviews were only performed on certain properties based on the recommendations of the Phase I reviews. Portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In many instances, tenants are actively engaged in the remediation process and addressing identified conditions. For those conditions which were identified, Registrant advised its tenants of such findings and of their obligations to perform additional investigations and any required remediation. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

            Registrant does not have any employees. In February 1995, Registrant engaged American General Hospitality Corp., a hotel management company, to manage Registrant's hotel operations. The Corporate General Partner of Registrant together with its affiliates employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys Inc. performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services to Registrant. W.P. Carey has substantially the same officers as the Corporate General Partner.

Item 2. Properties.
        ----------


       LEASE                                                                    TYPE OF OWNERSHIP
      OBLIGOR        TYPE OF PROPERTY            LOCATION                           INTEREST
- -------------------  ----------------            --------                       -----------------
  STOODY DELORO      Warehouse and Manu-         Industry,                      Ownership of land
  STELLITE, INC.     facturing Facility          California                     and building

  FOLGER ADAM        Manufacturing               Lemont,                        Ownership of land
  COMPANY  (3)       Facility                    Illinois                       and building (1)

  MOTOROLA, INC.     Computer and                Urbana,                        Ownership of land
                     Telecommunication Facility  Illinois                       and building (1)

  LOCKHEED MARTIN    Warehouse and               Glen Burnie,                   Ownership of land
  CORPORATION        Manufacturing Facility      Maryland                       and building

  AUTOZONE, INC.     Retail Stores -             Charlotte, Lenoir,             Ownership of land
                     36 locations                Gastonia, and                  and buildings (1)
                                                 Statesville, North Carolina;
                                                 Austin, Corpus
                                                 Christi-2, Nederland,
                                                 San Antonio, Victoria, Waco,
                                                 and West Orange, Texas;
                                                 Bessemer, Birmingham,
                                                 Chickasaw, Decatur,
                                                 Mobile, Montgomery and
                                                 Phenix City, Alabama;
                                                 Alton, Belleville,
                                                 Collinsville and
                                                 Wood River, Illinois;
                                                 Columbus and Dalton,
                                                 Georgia;
                                                 Baton Rouge,                   Ownership of land
                                                 Lake Charles-2                 and buildings (1)
                                                 and West Monroe,
                                                 Louisiana;
                                                 Breckenridge, Maplewood,
                                                 Overland and St. Louis,
                                                 Missouri


  (2)                Hotel                       Petoskey and                   Ownership of 35% interest
                     - 2 locations               Alpena, Michigan               in land and buildings (1)


  PEERLESS CHAIN     Manufacturing               Winona,                        Ownership of land
  COMPANY            Facility                    Minnesota                      and building


  HARCOURT GENERAL   Movie Theatre               Burnsville,                    Ownership of land
  CORPORATION                                    Minnesota                      and building (1)


        LEASE                                                   TYPE OF OWNERSHIP
        OBLIGOR        TYPE OF PROPERTY      LOCATION                INTEREST
    ---------------    ----------------      --------            -----------------
    WAL-MART STORES,    Retail/Warehouse     West Mifflin,       Ownership of land
    INC.                Facility             Pennsylvania        and building (1)



    KINNEY SHOE         Warehouse and        Fort Lauderdale,    Ownership of land
    CORPORATION/        Office Facility      Florida             and building (1)
    ARMEL, INC.

    AP PARTS            Manufacturing        Toledo, Ohio;       Ownership of land
    MANUFACTURING       Facility -           Pinconning,         and buildings (1)
    COMPANY             2 locations          Michigan

    ANTHONY'S           Manufacturing/       San Fernando,       Ownership of land
    MANUFACTURING       Warehouse and        California          and buildings
    COMPANY, INC.       Corporate
                        Headquarters
                        Facilities -
                        4 locations

    (2)                 Hotel                Livonia, Michigan   Ownership of 34.4828%
                                                                 interest in land
                                                                 and building (1)

    WINN DIXIE STORES,  Supermarket          Panama City,        Ownership of land
    INC.                                     Florida             and building (1)


  (1) These properties are encumbered by mortgage notes payable.
  (2) These properties are operated with affiliates.
  (3) Tenant filed volunatry petition of bankruptcy on February 8, 1996.

       The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                                        Partnership's
                                            Share                  Current     Lease
                                        -------------            -----------  -------
Lease                   of Current         Square      Rent Per  Expiration   Renewal  Ownership      Terms of           Gross
- -------------------  -----------------  -------------  --------  -----------  -------  ----------  ---------------    ------------
Obligor                Annual Rents        Footage      Sq.Ft.    (Mo/Year)    Terms    Interest   Purchase Option     Costs (1)
- -------------------  -----------------  -------------  --------  -----------  -------  ----------  ---------------    ------------

Stoody                $2,234,191          325,800       $6.86       02/10       YES      100%      The greater of      $11,700,000
Deloro                                                                                             fair market
Stellite                                                                                           value of the
Inc.                                                                                               property or
                                                                                                   $11,700,000

AP Parts               1,728,527        1,373,238        1.26       12/01       YES      100       The greater of       11,705,000
Manufact-                                                                                          fair market value
uring                                                                                              of the property
Company, Inc.                                                                                      or $11,700,000
                                                                                                   plus any mortgage
                                                                                                   prepayment
                                                                                                   premium.

AutoZone,              1,389,203          190,900        7.28       01/11       YES      100       N/A                  11,203,825
                                                                    02/11
Anthony's                876,000          182,845        4.79       02/02       YES      100       The greater of       11,500,000
Manufact-                                                                                          fair market
uring                                                                                              value or
Company,                                                                                           $11,500,000 plus
Inc.                                                                                               any mortgage
                                                                                                   prepayment
                                                                                                   premium.

Peerless               1,269,453          357,760        3.55       06/11       YES      100       The greater of        7,820,000
Chain                                                                                              fair market value
Company                                                                                            or $7,820,000 and
                                                                                                   any mortgage
                                                                                                   prepayment
                                                                                                   premium.

Wal-Mart                 827,265          118,125        7.00       01/07       YES      100       The greater of        6,685,250
Stores, Inc.                                                                                       fair market value
                                                                                                   plus 2% or $6,275,000
                                                                                                   plus any mortgage
                                                                                                   prepayment
                                                                                                   premium.

  Kinney Shoe            672,761           80,450        8.36       09/01       YES      100       The greater of        5,268,350
  Corp./Armel,                                                                                     fair market value
  Inc.                                                                                             or $5,260,350 plus
                                                                                                   any mortgage
                                                                                                   prepayment
                                                                                                   premium.

                  Partnership's
                      Share               Current      Lease
                  -------------           --------  -----------
Lease              of Current    Square   Rent Per  Expiration   Renewal  Ownership       Terms of          Gross
- ----------------  -------------  -------  --------  -----------  -------  ----------  -----------------  ------------
Obligor           Annual Rents   Footage   Sq.Ft.    (Mo/Year)    Terms    Interest    Purchase Option    Costs (1)
- ----------------  -------------  -------  --------  -----------  -------  ----------  -----------------  ------------
  Motorola,         $500,000      46,350   $10.79      12/00       YES       100%      Fair market value   $4,379,455
  Inc.
  Harcourt           467,500      31,837    14.68      07/06       YES       100       N/A                  4,341,035
  General
  Corporation
  Lockheed           293,000      45,804     6.40      04/01       YES       100       Fair market value    3,015,058
  Martin
  Corporation
  Winn-Dixie         170,399      34,710     4.91      03/08       YES       100       N/A                  1,935,890
  Stores, Inc.



  (1) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.


            The material terms on the mortgage debt of Registrant's properties is summarized in the following table:

                                          Mortgage
                       Annual Interest    Balance    Annual Debt   Maturity  Estimated Payment
 Lease Obligor             Rate           12/31/95     Service       Date    Due at Maturity    Prepayment Provisions
- ---------------------  ---------------   ----------  -----------   --------  -----------------  ---------------------
AP Parts Manufact-
uring Company, Inc.       9.50%          $4,040,983          (1)                                 N/A

AutoZone, Inc.            9.15            9,475,546   1,049,270    08/02/98   9,028,000          The loan may be prepaid
                                                                                                 in full but not in part
                                                                                                 with a prepayment
                                                                                                 premium based on a
                                                                                                 formula based on
                                                                                                 treasury bond yields
                                                                                                 plus 0.5%.

Wal-Mart
Stores, Inc.              9.625           3,444,814     367,200    04/15/97   3,398,000          Prepayable in full with
                                                                                                 a premium equal to the
                                                                                                 greater of 1) 1% of the
                                                                                                 outstanding principal
                                                                                                 balance or 2) the
                                                                                                 present value
                                                                                                 discounted at a rate
                                                                                                 defined in the loan
                                                                                                 agreement.


                                        Mortgage
                       Annual Interest  Balance     Annual Debt       Maturity       Estimated Payment
 Lease Obligor         Rate             12/31/95     Service            Date         Due at Maturity     Prepayment Provisions
- ---------------        ---------------  --------    -----------   -----------------  ----------------    --------------------------
Kinney Shoe/
Armel, Inc. (2)             6.74%       $  511,065   $299,806       (5)  01/01/98    Fully amortizing    Prepayable in full or in
                                                                                                         part, on any date,
                                                                                                         without premium.

Folger Adam
Company                    10.25         1,912,188       222,408         11/01/96          $1,889,000    Prepayable in full only,
                                                                                                         with a premium of the
                                                                                                         greater of 1% of the
                                                                                                         outstanding principal
                                                                                                         balance or a formula
                                                                                                         based on treasury bond
                                                                                                         yields.

Motorola, Inc.             10.50         2,310,436       359,417         10/01/96           2,220,000    Prepayable in full with a
                                                                                                         premium based on a
                                                                                                         formula using the most
                                                                                                         recently issued U.S.
                                                                                                         Treasury note closest to
                                                                                                         but not beyond the
                                                                                                         original maturity date of
                                                                                                         the mortgage.

Harcourt General
Corporation                 8.50         2,172,255       311,911         07/01/06    Fully amortizing    Prepayable anytime after
                                                                                                         Januay 2001, with a
                                                                                                         premium based on a
                                                                                                         formula using the
                                                                                                         annualized yield of a
                                                                                                         U.S. Treasury note.

Winn-Dixie
Stores, Inc.                9.22         1,500,000       138,300         09/01/96           1,500,000    Prepayable in full with a
                                                                                                         premium pursurant to a
                                                                                                         formula based on U.S.
                                                                                                         Treasury yields.
Livonia
Holiday Inn (3)(6)          9.46         2,645,899    186,972 (6)        11/15/97           2,561,000    The loan may be prepaid
                                                                                                         in full without a premium.
Alpena
Holiday Inn (4)(6)     6.4 - 9.0         2,625,000       219,315    9/1/96-9/1/15             257,250

Petoskey
Holiday Inn (4)(6)     6.4 - 9.0         2,625,000       219,468    9/1/96-9/1/15             257,250



  (1) Refinanced in January 1996
  (2) Variable rate based on 64% of lender's prime rate.
  (3) Variable rate based on 3.5% over 90-day London Inter-Bank Offered Rate.
  (4) Financing consists of a series of bonds maturing between 1996 and 2015 with interest rates varying from 6.4% to 9%.
  (5) Estimate based on current interest rates.
  (6) Operated by Registrant.

  Item 3.  Legal Proceedings.
           -----------------

            As of the date hereof, Registrant is not a party to any material pending legal proceedings.



  Item 4.  Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

            No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II
                                    -------


  Item 5.  Market for Registrant's Common Equity and Related
           -------------------------------------------------
           Stockholder Matters.
           -------------------

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 27 of Registrant's Annual Report contained in Appendix A.


  Item 6.  Selected Financial Data.
           -----------------------

       Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


  Item 7.  Mangement's Discussion and Analysis of Financial Condition
           ----------------------------------------------------------
           and Results of Operations.
           -------------------------

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.


  Item 8.  Consolidated Financial Statements and Supplementary Data.
           --------------------------------------------------------

            The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 6 to 20 of Registrant's Annual Report contained in Appendix A:

        (i) Report of Independent Accountants.
       (ii) Consolidated Balance Sheets as of December 31, 1994 and 1995.
      (iii) Consolidated Statements of Income for the years ended December
            31, 1993, 1994 and 1995.
       (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.
        (v) Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
       (vi) Notes to Consolidated Financial Statements.


  Item 9.  Disagreements on Accounting and Financial Disclosure.
           ----------------------------------------------------

               NONE

                                    PART III
                                    --------


  Item 10.  Directors and Executive Officers of the Registrant.
            --------------------------------------------------

                Registrant has no officers or directors. The senior officers and directors of the Corporate General Partner are as follows:

                                                                                         Has Served as a
                                                                                         Director and/or
        Name                Age             Positions Held                               Officer Since (1)
        ----                ---             --------------                               -----------------

William Polk Carey           65             Chairman of the Board                             4/84
                                            Director
Francis J. Carey             70             President                                         4/84
                                            Director
George E. Stoddard           79             Chairman of the Investment Committee              4/84
                                            Director
Raymond S. Clark             82             Chairman of the Executive Committee               4/84
                                            Director
Madelon DeVoe Talley         64             Vice Chairman of the Board                        4/86
                                            Director
Barclay G. Jones III         35             Executive Vice President                          4/84
                                            Director
Lawrence R. Klein            75             Chairman of the Economic Policy                   4/84
                                              Committee
                                            Director
Claude Fernandez             43             Executive Vice President                          4/84
                                            Chief Administrative Officer
Howard J. Altmann            32             Senior Vice President                             8/90
H. Augustus Carey            38             Senior Vice President                             8/88
John J. Park                 31             Senior Vice President                             7/91
                                            Treasurer
Michael D. Roberts           44             First Vice President                              4/89
                                            Controller



  (1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.



            William Polk Carey and Francis J. Carey are brothers and Raymond S. Clark is their brother-in-law. H. Augustus Carey is the nephew of William Polk Carey and Raymond S. Clark and the son of Francis J. Carey.


            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:


            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

  Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.


            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.


            George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.


            Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.


            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.


            Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.



  Item 11.  Executive Compensation.
            ----------------------

            Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $235,338 and $47,380, respectively, from the Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1995. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $9,291 ($92.91 per Unit) during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1995.

            In the future, the Corporate General Partner will continue to receive 5% of Distributable Cash From Operations, the Individual General Partner will continue to receive 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in the past. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

  Item 12.  Security Ownership of Certain Beneficial Owners and
            ---------------------------------------------------
            Management.
            ----------

            As of December 31, 1995, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

            The following table sets forth as of March 20, 1996 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                      Number of Units
                                Name of                and Nature of      Percent
 Title of Class             Beneficial Owner        Beneficial Ownership  of Class
 --------------             ----------------        --------------------  ---------
  Limited Partnership
    Units of Registrant     William Polk Carey (1)         105  units        .22%
                            Francis J. Carey                25               .05
                            George E. Stoddard
                            Raymond S. Clark                30               .06
                            Madelon DeVoe Talley
                            Barclay G. Jones III
                            Lawrence R. Klein
                            Claude Fernandez
                            Howard J. Altmann
                            H. Augustus Carey               10               .02
                            John J. Park
                            Michael D. Roberts
                                                           ---               ----
  All executive officers
  and directors as a
  group (12 persons)                                       170  units        .35%
                                                           ===               ====


  (1) As of March 20, 1996, the Corporate General Partner, Carey Corporate Property, Inc., owned 100 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of the Corporate General Partner, is the beneficial owner of these Units.


            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


  Item 13.  Certain Relationships and Related Transactions.
            ----------------------------------------------

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements contained in Item 8. Michael
  B. Pollack, First Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

            No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------



  Item 14.  Exhibits, Financial Statement Schedules and Reports on
            ------------------------------------------------------
            Form 8-K.
            --------


    (a)     1.   Financial Statements:
                 --------------------

                 The following financial statements are filed as a part of this
    Report:

    Report of Independent Accountants.

    Consolidated Balance Sheets, December 31, 1994 and 1995.

    Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995.

    Consolidated Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.

    Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

    Notes to Consolidated Financial Statements.


    The financial statements are hereby incorporated by reference to pages 6 to 20 of Registrant's Annual Report contained in Appendix A.



  (a)  2.   Financial Statement Schedule:
            ----------------------------

            The following schedule is filed as a part of this Report:

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1995.

    Notes to Schedule III.



    Schedule III and notes thereto are hereby incorporated by reference to pages 21 to 24 of Registrant's Annual Report contained in Appendix A.



            Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements or the Notes thereto, or because the conditions requiring their filing do not exist.

    (a) 3.  Exhibits:
            --------

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.


Exhibit                                                      Method of
  No.                     Description                         Filing
- -------                   -----------                 -----------------------

   3.1      Amended agreement of Limited Partnership  Exhibit to Registration
            of Registrant dated as of November 26,    Statement (Form S-11)
                                               1984.  No. 2-92393

   4.1      $7,000,000 Promissory Note Secured by     Exhibit 4.1 to Form 8-K
            Deed of Trust dated February 15, 1985     filed February 28, 1985
            from Registrant to E. F. Hutton Life
            Insurance Company("Hutton Life").

   4.2      Deed of Trust, Assignment of Rents and    Exhibit 4.2 to Form 8-K
            Security Agreement dated February 14,     filed February 28, 1985
            1985 from Registrant to Hutton Life.

   4.3      Collateral Assignment of Lease dated      Exhibit 4.3 to Form 8-K
            February 14, 1985 from Registrant to      filed February 28, 1985
            Hutton Life.

   4.4      Seller's/Lessee's Certificate dated       Filed as Exhibit 4.1
            December 23, 1985 from Gould Inc. to      to Registrant's
            Registrant.                               Form 8-K dated
                                                      January 6, 1986

   4.5      Assignment of Rights in Purchase          Filed as Exhibit 4.2
            Agreement dated November 21, 1985         to Registrant's
            between JB Properties, as Assignor,       Form 8-K dated
            and Registrant as Assignee.               January 6, 1986

   4.6      Seller/Lessee's Certificate dated         Filed as Exhibit 4.1
            January 17, 1986 from Malone & Hyde       to Registrant's
            to Registrant.                            Form 8-K dated
                                                      January 30, 1986

   4.7      Mortgage, Assignment of Leases, and       Filed as Exhibit 4.1
            Security Agreement dated as of            to Registrant's
            January 30, 1986, between Registrant      Form 8-K dated
            and CPA(R):5, collectively as Mortgagor,  March 13, 1986
            and Lloyds Bank Plc ("Lloyds") and
            Texas Commerce Bank National Assoc-
            iation, as Trustee ("Texas Commerce"),
            collectively as Mortgagee.


Exhibit                                                     Method of
  No.                      Description                        Filing
- -------                    -----------                 --------------------

    4.8      Mortgage, Assignment of Leases and        Filed as Exhibit 4.2
             Security Agreement dated as of March      to Registrant's
             1, 1986 between Registrant and CPA(R):5,  Form 8-K dated
             collectively as Mortgagor, and Lloyds     March 13, 1986
             and Texas Commerce, collectively as
             Mortgagee.

    4.9      Mortgage, Assignment of Leases and        Filed as Exhibit 4.3
             Security Agreement dated January          to Registrant's
             30, 1986 between CPA(R):5, as Mortgagor,  Form 8-K dated
             and Lloyds and Texas Commerce,            March 13, 1986
             collectively as Mortgagee, on Broomall,
             PA property.

    4.10     Modification Agreement dated March 1,     Filed as Exhibit 4.4
             1986 in connection with the Mortgage,     to Registrant's
             Assignment of Leases and Security         Form 8-K dated
             Agreement dated January 30, 1986 on       March 13, 1986
             Broomall, PA property.

    4.11     Mortgage Assignment of Leases and         Filed as Exhibit 4.5
             Security Agreement dated January 30,      to Registrant's
             1986 between CPA(R):5, as Mortgagor, and  Form 8-K dated
             Lloyds and Texas Commerce,                March 13, 1986
             collectively as Mortgagee, on Cuyahoga
             Falls, OH property.

    4.12     Modification Agreement dated March 1,     Filed as Exhibit 4.6
             1986 in connection with the Mortgage,     to Registrant's
             Assignment of Leases and Security         on Form 8-K dated
             Agreement dated January 30, 1986 on       March 13, 1986
             Cuyahoga Falls, OH property.

    4.13     Deed of Trust, Assignment of Leases       Filed as Exhibit 4.7
             and Security Agreement dated January      to Registrant's
             30, 1986, between CPA(R):5, as Grantor,   Form 8-K dated
             and Lawyers Title Insurance, as           March 13, 1986
             Trustee on Duffield, VA property.

    4.14     Deed of Trust Modification Agreement      Filed as Exhibit 4.8
             dated March 1, 1986 in connection with    to Registrant's
             the Deed of Trust, Assignment of          Form 8-K dated
             Leases and Security Agreement dated       March 13, 1986
             January 30, 1986 on Duffield, VA
             property.

    4.15     Trust Indenture dated as of January       Filed as Exhibit 4.9
             1, 1986 between Michigan Strategic        to Registrant's
             Fund ("MSF") and Texas Commerce           Form 8-K dated
                                                       March 13, 1986


Exhibit                                                           Method of
  No.                        Description                            Filing
- -------                      -----------                   ------------------------

    4.16     Trust Indenture dated as of March 1,          Filed as Exhibit 4.10
             1986 between MSF and Texas Commerce,          to Registrant's Form 8-K
                                                           dated March 13, 1986

    4.17     Loan Agreement dated as of January 1,         Filed as Exhibit 4.11
             1986 among MSF, Registrant and CPA(R):5.      Registrant's Form 8-K
                                                           dated March 13, 1986

    4.18     Loan Agreement dated as of March 1,           Filed as Exhibit 4.12
             1986 among MSF, Registrant and CPA(R):5.      to Registrant's Form 8-K
                                                           dated March 13, 1986

    4.19     Irrevocable Letter of Credit dated            Filed as Exhibit 4.13
             January 30, 1986 from Lloyds to Texas         to Registrant's Form 8-K
             Commerce.                                     dated March 13, 1986

    4.20     Irrevocable Letter of Credit dated            Filed as Exhibit 4.14
             March 6, 1986 from Lloyds to Texas            to Registrant's Form 8-K
             Commerce.                                     dated March 13, 1986

    4.21     Bank Agreement dated as of January            Filed as Exhibit 4.15
             30, 1986 between Registrant and CPA(R):5,     to Registrant's Form 8-K
             jointly and severally, and Lloyds.            dated March 13, 1986

    4.22     Bank Agreement dated as of March 1,           Filed as Exhibit 4.16
             1986 among Registrant and CPA(R):5,           to Registrant's Form 8-K
             jointly and severally, and Lloyds.            dated March 13, 1986

    4.23     $3,700,000 Promissory Note dated              Filed as Exhibit 4.17
             January 30, 1986 from CPA(R):5, as Payee,     to Registrant's Form 8-K
             to Registrant and CPA(R):5, collectively      dated March 13, 1986
             10.1 to 10.6 as Payor.

    4.24     $6,000,000 Note dated April 30, 1986          Filed as Exhibit 4.1
             from First Southern Federal Savings           to Registrant's Form
             and Loan Association ("First Southern"), as   8-K dated May 15, 1986
             Lender to the Registrant, as Borrower.

    4.25     Mortgage and Security Agreement dated as      Filed as Exhibit 4.2
             of April 30, 1986 between Registrant, as      to Registrant's Form
             Mortgagor, and First Southern, as Mortgagee,  8-K dated May 15, 1986
             (Bessemer and Birmingham, AL Properties).

    4.26     Mortgage and Security Agreement dated as of   Filed as Exhibit 4.3
             April 30, 1986 between Registrant and First   to Registrant's Form
             Southern (Chickasaw and Mobile, AL            8-K dated May 15, 1986
             Properties).


Exhibit                                                            Method of
  No.                         Description                            Filing
- -------                       -----------                    ----------------------

    4.27     Mortgage and Security Agreement dated as of     Filed as Exhibit 4.4
             April 30, 1986 between Registrant and First     to Registrant's Form
             Southern (Decatur, AL Property).                8-K dated May 15, 1986

    4.28     Mortgage and Security Agreement dated as of     Filed as Exhibit 4.5
             April 30, 1986 between Registrant and First     to Registrant's Form
             Southern (Montgomery, AL Property).             8-K dated May 15, 1986

    4.29     Mortgage and Security Agreement dated as of     Filed as Exhibit 4.6
             April 30, 1986 between Registrant and First     to Registrant's Form
             Southern (Phenix, AL Property).                 8-K dated May 15, 1986

    4.30     Deed to Secure Debt dated as of April 30, 1986  Filed as Exhibit 4.7
             between Registrant, as Borrower, and First      to Registrant's Form
             Southern, as Lender (Columbus, GA Property).    8-K dated May 15, 1986

    4.31     Deed to Secure Debt dated as of April 30,       Filed as Exhibit 4.8
             1986 between Registrant and First Southern      to Registrant's Form
             (Dalton, GA Property).                          8-K dated May 15, 1986

    4.32     Mortgage and Security Agreement dated as of     Filed as Exhibit 4.9
             April 30, 1986 between Registrant, as           to Registrant's Form
             Mortgagor, and First Southern, as Mortgagee     8-K dated May 15, 1986
             (Alton, Collinsville, and Wood River, IL
             Properties).

    4.33     Mortgage and Security Agreement dated as of     Filed as Exhibit 4.10
             April 30, 1986 between Registrant and First     to Registrant's Form
             Southern (Belleville, IL Property).             8-K dated May 15, 1986

    4.34     Mortgage dated as of April 30, 1986 between     Filed as Exhibit 4.11
             Registrant, as Mortgagor, and First Southern,   to Registrant's Form
             as Mortgagee (Baton Rouge and West Monroe       8-K dated May 15, 1986
             Properties).

    4.35     Mortgage dated as of April 30, 1986 between     Filed as Exhibit 4.12
             Registrant and First Southern (two Lake         to Registrant's Form
             Charles Properties).                            8-K dated May 15, 1986

    4.36     Missouri Deed of Trust and Security Agreement   Filed as Exhibit 4.13
             dated as of April 30, 1986 by Registrant, as    to Registrant's Form
             Borrower, Michael G. O'Flaherty, as Trustee,    8-K dated May 15, 1986
             and First Southern, as Lender (Breckenridge,
             Maplewood and Overland, MO Properties).

    4.37     Missouri Deed of Trust and Security Agreement   Filed as Exhibit 4.14
             dated as of April 30, 1986 by Registrant,       to Registrant's Form
             Michael G. O'Flaherty and First Southern        8-K dated May 15, 1986
             (St. Louis, MO Property).


Exhibit                                                            Method of
  No.                         Description                            Filing
- -------                       -----------                    ----------------------

    4.38     North Carolina Deed of Trust dated as of        Filed as Exhibit 4.15
             April 30, 1986 by Registrant, as Grantor,       to Registrant's Form
             Harold D. Parkman, as Trustee, and First        8-K dated May 15, 1986
             Southern, as Note Holder (Charlotte, NC
             Property).

    4.39     North Carolina Deed of Trust dated as of April  Filed as Exhibit 4.16
             30, 1986 by Registrant, Harold D. Parkman,      to Registrant's Form
             and First Southern (Gastonia, NC Property).     8-K dated May 15, 1986

    4.40     North Carolina Deed of Trust dated as of April  Filed as Exhibit 4.17
             30, 1986 by Registrant, Harold D. Parkman,      to Registrant's Form
             and First Southern (Lenoir, NC Property).       8-K dated May 15, 1986

    4.41     North Carolina Deed of Trust dated as of April  Filed as Exhibit 4.18
             30, 1986 by Registrant, Harold D. Parkman       to Registrant's Form
             and First Southern (Statesville, NC Property).  8-K dated May 15, 1986

    4.42     Deed of Trust, Security Agreement and           Filed as Exhibit 4.19
             Assignment of Rents dated as of April 30,       to Registrant's Form
             1986 by Registrant, as Grantor, Charles         8-K dated May 15, 1986
             Odom, as Trustee, and First Southern,
             as beneficiary (Austin, TX Property).

    4.43     Deed of Trust, Security Agreement and           Filed as Exhibit 4.20
             Assignment of Rents dated as of April           to Registrant's Form
             30, 1986 by Registrant, Charles Odom            8-K dated May 15, 1986
             and First Southern (two Corpus Christi,
             TX Properties).

    4.44     Deed of Trust, Security Agreement and           Filed as Exhibit 4.21
             Assignment of Rents dated as of April           to Registrant's Form
             30, 1986 by Registrant, Charles Odom            8-K dated May 15, 1986
             and First Southern (McAllen and
             Weslaco, TX Properties).

    4.45     Deed of Trust, Security Agreement and           Filed as Exhibit 4.22
             Assignment of Rents dated as of April           to Registrant's Form
             30, 1986 by Registrant, Charles Odom            8-K dated May 15, 1986
             and First Southern (Nederland and
             Port Arthur, TX Properties).

    4.46     Deed of Trust, Security Agreement and           Filed as Exhibit 4.23
             Assignment of Rents dated as of April           to Registrant's Form
             30, 1986 by Registrant, Charles Odom            8-K dated May 15, 1986
             and First Southern (San Antonio,
             TX Property).


Exhibit                                                           Method of
  No.                         Description                           Filing
- -------                       -----------                   ----------------------

    4.47     Deed of Trust, Security Agreement and          Filed as Exhibit 4.24
             Assignment of Rents dated as of April          to Registrant's Form
             30, 1986 by Registrant, Charles Odom           8-K dated May 15, 1986
             and First Southern (Victoria,
             TX Property).

    4.48     Deed of Trust, Security Agreement and          Filed as Exhibit 4.25
             Assignment of Rents dated as of April          to Registrant's Form
             30, 1986 by Registrant, Charles Odom           8-K dated May 15, 1986
             and First Southern (Waco, TX Property).

    4.49     Deed of Trust, Security Agreement and          Filed as Exhibit 4.26
             Assignment of Rents dated as of April          to Registrant's Form
             30, 1986 by Registrant, Charles Odom           8-K dated May 15, 1986
             and First Southern (West Orange,
             TX Property).

    4.50     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.27
             April 30, 1986 from Registrant, as Assignor,   to Registrant's Form
             to First Southern, as Assignee (Bessemer and   8-K dated May 15, 1986
             Birmingham, AL Properties).

    4.51     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.28
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Chickasaw and Mobile, AL             8-K dated May 15, 1986
             Properties).

    4.52     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.29
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Decatur, AL Property).               8-K dated May 15, 1986

    4.53     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.30
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Montgomery, AL Property).            8-K dated May 15, 1986

    4.54     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.31
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Phenix, AL Property).                8-K dated May 15, 1986

    4.55     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.32
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Columbus, GA Property).              8-K dated May 15, 1986

    4.56     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.33
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Dalton, GA Property).                8-K dated May 15, 1986

    4.57     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.34
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Alton, Collinsville and Wood River,  8-K dated May 15, 1986
             IL Properties).


Exhibit                                                           Method of
  No.                         Description                           Filing
- -------                       -----------                   ----------------------

    4.58     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.35
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Belleville, IL Property).            8-K dated May 15, 1986

    4.59     Notice of Assignment and Assignment of Leases  Filed as Exhibit 4.36
             and Rents dated as of April 30, 1986 from      to Registrant's Form
             Registrant to First Southern (Baton Rouge,     8-K dated May 15, 1986
             LA Property).

    4.60     Notice of Assignment and Assignment of Leases  Filed as Exhibit 4.37
             and Rents dated as of April 30, 1986 from      to Registrant's Form
             Registrant to First Southern (two Lake         8-K dated May 15, 1986
             Charles, LA Properties).

    4.61     Notice of Assignment and Assignment of Leases  Filed as Exhibit 4.38
             and Rents dated as of April 30, 1986 from      to Registrant's Form
             Registrant to First Southern (West Monroe,     8-K dated May 15, 1986
             LA Property).

    4.62     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.39
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Breckenridge, Maplewood and          8-K dated May 15, 1986
             Overland, MO Properties).

    4.63     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.40
             April 30. 1986 from Registrant to First        to Registrant's Form
             Southern (St. Louis, MO Property).             8-K dated May 15, 1986

    4.64     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.41
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Charlotte, NC Property).             8-K dated May 15, 1986

    4.65     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.42
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Gastonia, NC Property).              8-K dated May 15, 1986

    4.66     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.43
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Lenoir, NC Property).                8-K dated May 15, 1986

    4.67     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.44
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Statesville, NC Property).           8-K dated May 15, 1986

    4.68     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.45
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (Austin, TX Property).                8-K dated May 15, 1986

    4.69     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.46
             April 30, 1986 from Registrant to First        to Registrant's Form
             Southern (two Corpus Christi Properties).      8-K dated May 15, 1986



Exhibit                                                            Method of
  No.                         Description                            Filing
- -------                       -----------                    ----------------------

    4.70     Assignment of Leases and Rents dated as of      Filed as Exhibit 4.47
             April 30, 1986 from Registrant to First         to Registrant's Form
             Southern (McAllen and Weslaco, TX Properties).  8-K dated May 15, 1986

    4.71     Assignment of Leases and Rents dated as of      Filed as Exhibit 4.48
             April 30, 1986 from Registrant to First         to Registrant's Form
             Southern (Nederland and Port Arthur, TX         8-K dated May 15, 1986
             Properties).

    4.72     Assignment of Leases and Rents dated as of      Filed as Exhibit 4.49
             April 30, 1986 from Registrant to First         to Registrant's Form
             Southern (San Antonio, TX Property).            8-K dated May 15, 1986

    4.73     Assignment of Leases and Rents dated as of      Filed as Exhibit 4.50
             April 30, 1986 from Registrant to First         to Registrant's Form
             Southern (Victoria, TX Property).               8-K dated May 15, 1986

    4.74     Assignment of Leases and Rents dated as of      Filed as Exhibit 4.51
             April 30, 1986 from Registrant to First         to Registrant's Form
             Southern (Waco, TX Property).                   8-K dated May 15, 1986

    4.75     Assignment of Leases and Rents dated as of      Filed as Exhibit 4.52
             April 30, 1986 from Registrant to First         to Registrant's Form
             Southern (West Orange, TX Property).            8-K dated May 15, 1986

    4.76     Security Agreement dated as of April 30, 1986   Filed as Exhibit 4.53
             between Registrant, as Borrower, and First      to Registrant's Form
             Southern, as Lender.                            8-K dated May 15, 1986

    4.77     Master Loan Agreement dated as of April 30,     Filed as Exhibit 4.54
             1986 between Registrant and First Southern.     to Registrant's Form
                                                             8-K dated May 15, 1986

    4.78     Assignment of Lease from Jeffrey M. Browne      Filed as Exhibit 4.1
             and Anne M. Browne, dba JB Properties, as       to Registrant's Form
             Assignor to the Registrant, as Assignee.        8-K dated May 29, 1986

    4.79     Note Purchase Agreement dated as of May 1,      Filed as Exhibit 4.1
             1986 among Registrant, Northwestern National    to Registrant's Form
             Life Insurance Company ("Northwestern") and     8-K dated July 2, 1986
             Western States Life Insurance Company
             ("Western States").

    4.80     $3,800,000 Extendable Secured Note dated June   Filed as Exhibit 4.2
             18, 1986 from Registrant to Northwestern.       to Registrant's Form
                                                             8-K dated July 2, 1986

    4.81     $500,000 Extendable Secured Note dated          Filed as Exhibit 4.3
             June 18, 1986 from Registrant to Western        to Registrant's Form
             States.                                         8-K dated July 2, 1986


Exhibit                                                            Method of
  No.                         Description                            Filing
- -------                       -----------                   ------------------------

    4.82     Combination Mortgage, Security Agreement and   Filed as Exhibit 4.4
             Fixture Financing Statement dated June 18,     to Registrant's Form
             1986 among Registrant, Northwestern and        8-K dated July 2, 1986
             Western States.

    4.83     Agreement and Assignment of Lessor's Interest  Filed as Exhibit 4.5
             in Leases dated June 18, 1986 among            to Registrant's Form
             Registrant, as Lessor, Peerless Chain Company  8-K dated July 2, 1986
             ("Peerless"), as Lessee, and Northwestern and
             Western States, collectively as Lenders.

    4.84     Mortgage dated as of August 7, 1986 between    Filed as Exhibit 4.1
             Registrant, as Mortgagor, and                  to Registrant's Form 8-K
             Western-Southern Life Assurance Company        dated August 21, 1986
             ("Western-Southern"), as Mortgagee.

    4.85     Promissory Note dated as of August 7, 1986     Filed as Exhibit 4.2
             from Registrant to Western-Southern.           to Registrant's Form 8-K
                                                            dated August 21, 1986

    4.86     Collateral Assignment of Lease dated as of     Filed as Exhibit 4.3
             August 7, 1986 between Registrant, as          to Registrant's Form 8-K
             Assignor, and Western-Southern, as Assignee.   dated August 21, 1986

    4.87     Assignment of Rents dated as of August 7,      Filed as Exhibit 4.4
             1986 between Registrant, as Assignor, and      to Registrant's Form 8-K
             Western-Southern, as Assignee.                 dated August 21, 1986

    4.88     Mortgage and Security Agreement dated as of    Filed as Exhibit 4.5
             August 7, 1986 between Registrant, as          to Registrant's Form 8-K
             Mortgagor and The Union National Bank of       dated August 21, 1986
             Pittsburgh ("Union National"), as Mortgagee.

    4.89     Mortgage Note dated as of August 7, 1986       Filed as Exhibit 4.6
             from Registrant to Union National.             to Registrant's Form 8-K
                                                            dated August 21, 1986

    4.90     Assignment of Leases and Rents dated as of     Filed as Exhibit 4.7
             August 7, 1986 between Registrant, as          to Registrant's Form 8-K
             Assignor, and Union National, as Assignee.     dated August 21, 1986

    4.91     Assignment of Rights in Contract of Sale       Filed as Exhibit 4.8
             dated as of July 31, 1986 between American     to Registrant's Form 8-K
             Industrial Warehouse, Inc. and Registrant.     dated August 21, 1986

    4.92     Agreement to Assign Contract of Sale dated     Filed as Exhibit 4.9
             as of July 29, 1986 between American           to Registrant's Form 8-K
             Industrial Warehouses, Inc., as Vendor,        dated August 21, 1986
             and CPA(R):5, as Vendee.


Exhibit                                                            Method of
  No.                         Description                            Filing
- -------                       -----------                   ------------------------

     4.93     Bond Purchase Agreement, dated as of          Filed as Exhibit 4.1
              December 20, 1984, among Broward County, as   to Registrant's Form 8-K
              Issuer, Armel, Inc. ("Armel"), as the         dated October 1, 1986
              Company, and NCNB National Bank of Florida
              ("NCNB"), as the Purchaser, relating to the
              Industrial Development Revenue Bond (the
              "Armel, Inc. Project").

     4.94     Mortgage and Security Agreement, dated as of  Filed as Exhibit 4.2
              December 20, 1984, between Armel, as the      to Registrant's Form 8-K
              Mortgagor, and Broward County, as the         dated October 1, 1986
              Mortgagee.

     4.95     Assignment of Rights, dated as of December    Filed as Exhibit 4.3
              20, 1984 between Broward County, as           to Registrant's Form 8-K
              Assignor, and NCNB, as Assignee.              dated October 1, 1986

     4.96     Installment Purchase Contract, dated as of    Filed as Exhibit 4.4
              December 20, 1984, between Broward County,    to Registrant's Form 8-K
              as Issuer, and Armel, as the Company,         dated October 1, 1986
              relating to the Armel, Inc. Project.

     4.97     Corporate Guaranty Agreement, dated as of     Filed as Exhibit 4.5
              December 28, 1984 by Armel, as Guarantor,     to Registrant's Form 8-K
              and the subsidiaries of Armel, as             dated October 1, 1986
              additional Guarantors, to NCNB, as the Bank,
              and any subsequent Bond owners, relating
              to the Armel, Inc. Project.

     4.98     Bond Put Agreement, dated as of December 20,  Filed as Exhibit 4.6
              1984 from Armel, as Optionor, to NCNB, as     to Registrant's Form 8-K
              Optionee.                                     dated October 1, 1986

     4.99     Letter, dated September 2, 1986, from NCNB,   Filed as Exhibit 4.7
              as holder of the Mortgage and Security        to Registrant's Form 8-K
              Agreement dated as of December 20, 1984, to   dated October 1, 1986
              Registrant, granting its consent to the
              purchase of the Armel Property by Registrant
              from Armel, and the leasing of the Armel
              Property from Registrant to Armel.

     4.100    Collateral Assignment of Leases, Rent and     Filed as Exhibit 4.8
              Profits, made as of September 5, 1986, by     to Registrant's Form 8-K
              and between Registrant, as Assignor, and      dated October 1, 1986
              NCNB, as Assignee.

     4.101    Certificate of Purchaser, dated September 5,  Filed as Exhibit 4.9
              1986, from Registrant, as Purchaser, to       to Registrant's Form 8-K
              Armel, as Seller.                             dated October 1, 1986


Exhibit                                                             Method of
  No.                          Description                            Filing
- -------                        -----------                   ------------------------

     4.102    Assumption and Consent Agreement, dated as     Filed as Exhibit 4.10
              of September 5, 1986 by and between            to Registrant's Form 8-K
              Registrant and Armel, collectively as the      dated October 1, 1986
              Guarantors, with NCNB, as the Bondholder,
              and Broward County, as Issuer.

     4.103    $2,700,000 Promissory Note dated October 1,    Filed as Exhibit 4.1
              1986 from the Registrant, as borrower, to      to Registrant's Form 8-K
              New England Mutual Life Insurance Company      dated October 15, 1986
              ("New England Mutual Life"), as Lender.

     4.104    Mortgage and Security Agreement dated as of    Filed as Exhibit 4.2
              October 1, 1986 between the Registrant, as     to Registrant's Form 8-K
              Borrower, and New England Mutual Life, as      dated October 15, 1986
              Lender and Secured Party.

     4.105    Assignment of Leases and Rents dated as of     Filed as Exhibit 4.3
              October 1, 1986 from Registrant, as Borrower,  to Registrant's Form 8-K
              to New England Mutual Life, as Lender.         dated October 15, 1986

     4.106    $2,000,000 Promissory Note dated October 8,    Filed as Exhibit 4.4
              1986 from the Registrant, as Borrower, to      to Registrant's Form 8-K
              St. Paul Life Insurance Company ("St. Paul     dated October 15, 1986
              Life"), as Lender.

     4.107    Mortgage, Security Agreement and Financing     Filed as Exhibit 4.5
              Statement dated as of October 8, 1986 between  to Registrant's Form 8-K
              the Registrant, as Mortgagor, and St. Paul     dated October 15, 1986
              Life, as Mortgagee and Secured Party.

     4.108    Assignment of Rents and Leases dated as of     Filed as Exhibit 4.6
              October 8, 1986 from the Registrant, as        to Registrant's Form 8-K
              Assignor, to St. Paul Life, as Assignee.       dated October 15, 1986

     4.109    $7,000,000 Non-Recourse Cognovit Term Note     Filed as Exhibit 4.1
              dated December 23, 1986 from the Registrant,   to Registrant's Form 8-K
              as Borrower, to The Toledo Trust Company       dated January 6, 1987
              ("Toledo Trust"), as Lender.

     4.110    Mortgage dated December 23, 1986 between       Filed as Exhibit 4.2
              the Registrant, as Borrower, and Toledo        to Registrant's Form 8-K
              Trust, as Lender, for Pinconning, Michigan     dated January 6, 1987
              property.

     4.111    Assignment of Leases and Rents dated           Filed as Exhibit 4.3
              December 23, 1986 from Registrant, as          to Registrant's Form 8-K
              Borrower, to Toledo Trust, as Lender for       dated January 6, 1987
              Pinconning, Michigan property.

     4.112    Mortgage dated December 23, 1986 between       Filed as Exhibit 4.4
              the Registrant, as Borrower, and Toledo        to Registrant's Form 8-K
              Trust, as Lender, for Toledo, Ohio property.   dated January 6, 1987


Exhibit                                                            Method of
  No.                         Description                           Filing
- -------                       -----------                   ------------------------

     4.113    Assignment of Leases and Rents dated          Filed as Exhibit 4.5
              December 23, 1986 from Registrant, as         to Registrant's Form 8-K
              Borrower, to Toledo Trust, as Lender for      dated January 6, 1987
              Toledo, Ohio property.

     4.114    $7,250,000 Purchase Money Promissory Note     Filed as Exhibit 4.1
              dated February 24, 1987 from the Registrant,  to Registrant's Form 8-K
              as Maker, to Anthony's, as Holder.            dated March 10, 1987

     4.115    Purchase Money Deed of Trust and Fixture      Filed as Exhibit 4.2
              Registrant, as Trustor, to Ticor Title        dated March 10, 1987
              Insurance Company of California ("Ticor"),
              as Trustee.

     4.116    Assignment of Lessor's Interest in Leases     Filed as Exhibit 4.3
              dated February 24, 1987 from Registrant,      to Registrant's Form 8-K
              as Assignor, to Anthony's, as Assignee.       dated March 10, 1987

     4.117    $7,250,000 Note dated May 23, 1987            Filed as Exhibit 4.1
              from the Registrant, to First Southern        to Registrant's Form 8-K
              Federal Savings and Loan Association          dated May 27, 1987
              ("First Southern").

     4.118    Loan Agreement dated May 23, 1987             Filed as Exhibit 4.2
              between Registrant, as Borrower, and          to Registrant's Form 8-K
              First Southern, as Lender.                    dated May 27, 1987

     4.119    Deed of Trust, Assignment of Rents,           Filed as Exhibit 4.3
              dated May 13, 1987 by Registrant, as          dated May 27, 1987
              Trustor, Ticor Title Insurance Company of
              California, as Trustee, and First Southern
              as Beneficiary, affecting properties located
              in Los Angeles County, California.

     4.120    Security Agreement dated May 23, 1987         Filed as Exhibit 4.4
              between Registrant, as Debtor, and            to Registrant's Form 8-K
              First Southern, as Secured Party.             dated May 27, 1987

     4.121    Assignment of Lessor's Interest in Leases     Filed as Exhibit 4.5
              dated May 13, 1987, from Registrant to        to Registrant's Form 8-K
              First Southern affecting properties           dated May 27, 1987
              located in Los Angeles County, California.

     4.122    $7,250,000 Note dated May 13, 1987, from      Filed as Exhibit 4.1
              Registrant to First Southern Federal Savings  to Registrant's Form 8-K
              and Loan Association ("First Southern").      dated May 27, 1987

     4.123    Loan Agreement dated May 13, 1987 between     Filed as Exhibit 4.2
              Registrant, as Borrower, and First Southern,  to Registrant's Form 8-K
              as Lender.                                    dated May 27, 1987


Exhibit                                                             Method of
  No.                          Description                           Filing
- -------                        -----------                   ------------------------

     4.124    Deed of Trust, Assignment of Rents, Security   Filed as Exhibit 4.3
              1987 by Registrant, as Trustor, Ticor Title    dated May 27, 1987
              Insurance Company of California, as Trustee,
              and First Southern, as Beneficiary, affecting
              properties located in Los Angeles County,
              California.

     4.125    Security Agreement dated May 13, 1987          Filed as Exhibit 4.4
              between Registrant, as Debtor, and First       to Registrant's Form 8-K
              Southern, as Secured Party.                    dated May 27, 1987

     4.126    Assignment of Lessor's Interest in Leases      Filed as Exhibit 4.5
              dated May 13, 1987, from Registrant to First   to Registrant's Form 8-K
              Southern affecting properties located in       dated May 27, 1987
              Los Angeles County, California.

     4.127    $12,000,000 Promissory Note dated November     Filed as Exhibit 4.1
              16, 1987 from Registrant and CPA(R):7, as      to Registrant's Form 8-K
              Borrower, to Ford, as Holder.                  dated February 8, 1988

     4.128    Mortgage and Assignment of Leases and Rents    Filed as Exhibit 4.2
              and Security Agreement dated November 18,      to Registrant's Form 8-K
              1987 between Registrant and CPA(R):7, as       dated February 8, 1988
              Mortgagor, and Ford, as Mortgagee.

     4.129    $2,000,000 Deed of Trust Note dated January    Filed as Exhibit 4.3
              21, 1988 from Registrant, as Borrower, to      to Registrant's Form 8-K
              Altus Bank, N.A., as Lender.                   dated February 8, 1988

     4.130    Deed of Trust dated January 21, 1988 by and    Filed as Exhibit 4.4
              among Registrant, as Grantor, and Jerry M.     to Registrant's Form 8-K
              Broughton and Roland V. Lee, Jr.,              dated February 8, 1988
              as Trustees.

     4.131    Security Agreement dated January 21, 1988      Filed as Exhibit 4.5
              between Registrant, as Borrower, and Altus     to Registrant's Form 8-K
              Bank, N.A., as Lender.                         dated February 8, 1988

     10.1     Agreement of Sale dated February 14, 1985      Exhibit 10.1 to Form 8-K
              by and between Victor Equipment Company        filed February 28, 1985
              ("Victor") and Registrant.

     10.2     Lease Agreement dated February 15, 1985        Exhibit 10.2 to Form 8-K
              between Registrant as landlord and             filed February 28, 1985
              Stoody Company ("Stoody") as tenant.

     10.3     Subordination, nondisturbance and Attorn-      Exhibit 10.3 to Form 8-K
              ment Agreement dated February 15, 1985         filed February 28, 1985
              among Hutton Life, Registrant and Stoody.


Exhibit                                                        Method of
  No.                       Description                         Filing
- -------                     -----------                -------------------------

     10.4     Lease Agreement dated August 13, 1985    Filed as Exhibit 10.1
              between Registrant and Sunroc            to Registrant's Form 10-Q
              Corporation ("Sunroc").                  dated November 14, 1985

     10.5     Memorandum of Lease dated August 13,     Filed as Exhibit 10.2
              1985 between Registrant and Sunroc.      to Registrant's Form 10-Q
                                                       dated November 14, 1985

     10.6     Guaranty dated August 13, 1985 by        Filed as Exhibit 10.3
              SFA Acquisition Company to Registrant.   to Registrant's Form 10-Q
                                                       dated November 14, 1985

     10.7     Lease Agreement dated December 23,       Filed as Exhibit 10.4
              1985 between Registrant, as Lessor,      to Registrant's Form 8-K
              and Gould Inc., as Lessee.               Form 8-K dated
                                                       January 6, 1986

     10.8     Memorandum of Lease dated December 23,   Filed as Exhibit 10.5
              1985, between Registrant, as Landlord,   to Registrant's Form 8-K
              and Gould Inc., as Tenant.               Form 8-K dated
                                                       January 6, 1986

     10.9     Lease Agreement dated January 17,        Filed as Exhibit 10.1
              1986 by and between Registrant as        to Registrant's Form 8-K
              Landlord, and Malone & Hyde, as Tenant.  Form 8-K dated
                                                       January 30, 1986

     10.10    Lease Amendment dated January 17,        Filed as Exhibit 10.2
              1986 between Registrant and Malone       to Registrant's Form 8-K
              & Hyde.                                  Form 8-K dated
                                                       January 30, 1986

     10.11    Memorandum of Lease dated January 17,    Filed as Exhibit 10.3
              1986 between Registrant, as Landlord,    to Registrant's Form 8-K
              and Malone & Hyde, as Tenant, for        Form 8-K dated
              Charlotte, NC property.                  January 30, 1986

     10.12    Memorandum of Lease dated January 17,    Filed as Exhibit 10.4
              1986 between Registrant, as Landlord,    to Registrant's Form 8-K
              and Malone & Hyde, as Tenant, for        Form 8-K dated
              Gastonia, NC property.                   January 30, 1986

     10.13    Memorandum of Lease dated January 17,    Filed as Exhibit 10.5
              1986 between Registrant, as Landlord,    to Registrant's Form 8-K
              and Malone & Hyde, as Tenant, for        Form 8-K dated
              Lenoir, NC property.                     January 30, 1986

     10.14    Memorandum of Lease dated January 17,    Filed as Exhibit 10.6
              1986 between Registrant, as Landlord,    to Registrant's
              and Malone & Hyde, as Tenant, for        Form 8-K dated
              Statesville, NC property.                January 30, 1986



Exhibit                                                         Method of
  No.                        Description                         Filing
- -------                      -----------                 ------------------------

     10.15    Memorandum of Lease dated January 17,      Filed as Exhibit 10.7
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant for           dated January 30, 1986
              Austin, TX property.

     10.16    Memorandum of Lease dated January 17,      Filed as Exhibit 10.8
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant, for          dated January 30, 1986
              the two Corpus Christi, TX properties.

     10.17    Memorandum of Lease dated January 17,      Filed as Exhibit 10.9
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant for           dated January 30, 1986
              McAllen and Weslaco, TX properties.

     10.18    Memorandum of Lease dated January 17,      Filed as Exhibit 10.10
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant, for          dated January 30, 1986
              Nederland and Port Arthur, TX
              properties.

     10.19    Memorandum of Lease dated January 17,      Filed as Exhibit 10.11
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant, for          dated January 30, 1986
              San Antonio, TX property.

     10.20    Memorandum of Lease dated January 17,      Filed as Exhibit 10.12
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant for           dated January 30, 1986
              Victoria, TX properties.

     10.21    Memorandum of Lease dated January 17,      Filed as Exhibit 10.13
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant for           dated January 30, 1986
              Waco, TX property.

     10.22    Memorandum of Lease dated January 17,      Filed as Exhibit 10.14
              1986 between Registrant, as Landlord,      to Registrant's Form 8-K
              and Malone & Hyde, as Tenant, for          dated January 30, 1985
              West Orange, TX property.

     10.23    Joint Venture Agreement dated January      Filed as Exhibit 10.1
              30, 1986 between Registrant and CPA(R):5.  to Registrant's Form 8-K dated March 13, 1986

     10.24    Lease Agreement dated as of January        Filed as Exhibit 10.2
              30, 1986 by and between Registrant and     to Registrant's Form 8-K
              CPA(R):5, collectively as Landlord, and    dated March 13, 1986
              Lakes Hotel Corporation ("Great Lakes"),   March 13, 1986
              as Tenant.


Exhibit                                                            Method of
  No.                         Description                           Filing
- -------                       -----------                   ------------------------

     10.25    Lease Agreement dated as of March 6,          Filed as Exhibit 10.3
              1986 by and between Registrant and            to Registrant's Form 8-K
              CPA(R):5, collectively as Landlord, and       dated March 13, 1986
              Northwoods Hotel Corporation
              ("Northwoods"), as Tenant

     10.26    Memorandum of Lease dated January 30,         Filed as Exhibit 10.4
              1986 between Registrant and CPA(R):5,         to Registrant's Form 8-K
              collectively, as Landlord, and Great          dated March 13, 1986
              Lakes, as Tenant.

     10.27    Memorandum of Lease dated March 6,            Filed as Exhibit 10.5
              1986 between Registrant and CPA(R):5,         to Registrant's Form 8-K
              as Landlord, and Northwoods, as               dated March 13, 1986
              Tenant.

     10.28    Lease Guaranty dated January 30,              Filed as Exhibit 10.6
              1986 from Landmark Hotel Corporation          to Registrant's Form 8-K
              ("Landmark"), as Guarantor, to                dated March 13, 1986
              Registrant and CPA(R):5, collectively,
              as Landlord.

     10.29    Lease Guaranty dated March 6, 1986            Filed as Exhibit 10.7
              from Landmark, as Guarantor, to               to Registrant's Form 8-K
              Registrant and CPA(R):5, collectively as      dated March 13, 1986
              Landlord.

     10.30    Lease Agreement dated April 30, 1986 between  Filed as Exhibit 10.1
              Registrant, as Landlord, and Malone & Hyde,   to Registrant's Form
              as Tenant.                                    8-K dated May 15, 1986

     10.31    Memorandum of Lease dated as of April 30,     Filed as Exhibit 10.2
              1986 between Registrant and Malone & Hyde     to Registrant's Form
              (Bessemer and Birmingham, AL Properties).     8-K dated May 15, 1986

     10.32    Memorandum of Lease dated as of April 30,     Filed as Exhibit 10.3
              1986 between Registrant and Malone & Hyde     to Registrant's Form
              (Chickasaw and Mobile, AL Properties).        8-K dated May 15, 1986

     10.33    Memorandum of Lease dated as of April 30,     Filed as Exhibit 10.4
              1986 between Registrant and Malone & Hyde     to Registrant's Form
              (Decatur, AL Property).                       8-K dated May 15, 1986

     10.34    Memorandum of Lease dated as of April 30,     Filed as Exhibit 10.5
              1986 between Registrant and Malone & Hyde     to Registrant's Form
              (Montgomery, AL Property).                    8-K dated May 15, 1986

     10.35    Memorandum of Lease dated as of April 30,     Filed as Exhibit 10.6
              1986 between Registrant and Malone & Hyde     to Registrant's Form
              (Phenix, AL Property).                        8-K dated May 15, 1986

     10.36    Memorandum of Lease dated as of April 30,     Filed as Exhibit 10.7
              1986 between Registrant and Malone & Hyde     to Registrant's Form
              (Columbus, GA Property).                      8-K dated May 15, 1986


Exhibit                                                             Method of
  No.                          Description                           Filing
- -------                        -----------                   ------------------------

     10.37    Memorandum of Lease dated as of April 30,      Filed as Exhibit 10.8
              1986 between Registrant and Malone & Hyde      to Registrant's Form
              (Dalton, GA Property).                         8-K dated May 15, 1986

     10.38    Memorandum of Lease dated as of April 30,      Filed as Exhibit 10.9
              1986 between Registrant and Malone & Hyde      to Registrant's Form
              (Alton, Collinsville and Wood River,           8-K dated May 15, 1986
              IL Properties).

     10.39    Memorandum of Lease dated as of April 30,      Filed as Exhibit 10.10
              1986 between Registrant and Malone & Hyde      to Registrant's Form
              (Belleville, IL Property).                     8-K dated May 15, 1986

     10.40    Memorandum of Lease dated as of April 30,      Filed as Exhibit 10.11
              1986 between Registrant and Malone & Hyde      to Registrant's Form
              (Baton Rouge, LA Property).                    8-K dated May 15, 1986

     10.41    Memorandum of Lease dated as of April 30,      Filed as Exhibit 10.12
              1986 between Registrant and Malone & Hyde      to Registrant's Form
              (Two Lake Charles, LA Properties).             8-K dated May 15, 1986

     10.42    Memorandum of Lease dated as of April 30,      Filed as Exhibit 10.13
              1986 between Registrant and Malone & Hyde      to Registrant's Form
              (West Monroe, LA Property).                    8-K dated May 15, 1986

     10.43    Memorandum of Lease dated as of April 30,      Filed as Exhibit 10.14
              1986 between Registrant and Malone & Hyde      to Registrant's Form
              (Breckenridge, Maplewood, Overland and         8-K dated May 15, 1986
              St. Louis, MO Properties).

     10.44    Lease Agreement between JB Properties, as      Filed as Exhibit 10.1
              Lessor, and Gould Inc. ("Gould"), as Lessee.   to Registrant's Form
                                                             8-K dated May 29, 1986

     10.45    Lease Agreement dated as of June 18, 1986      Filed as Exhibit 10.1
              between Registrant, as Landlord, and           to Registrant's Form
              Peerless, as Tenant.                           8-K dated July 2, 1986

     10.46    Memorandum of Lease made as of June 18, 1986   Filed as Exhibit 10.2
              between Registrant and Peerless.               to Registrant's Form
                                                             8-K dated July 2, 1986

     10.47    Lease Agreement dated as of August 7, 1986     Filed as Exhibit 10.1
              between Registrant, as Landlord, and Pace,     to Registrant's Form 8-K
              as Tenant.                                     dated August 21, 1986

     10.48    Memorandum of Lease made as of August 7, 1986  Filed as Exhibit 10.2
              between Registrant and Pace.                   to Registrant's Form 8-K
                                                             dated August 21, 1986

     10.49    Lease Agreement dated as of July 29, 1986      Filed as Exhibit 10.3
              between Registrant and GCC Minnesota.          to Registrant's Form 8-K
                                                             dated August 21, 1986


Exhibit                                                              Method of
  No.                          Description                            Filing
- -------                        -----------                   -------------------------

     10.50    Memorandum of Lease made as of July 29, 1986   Filed as Exhibit 10.4
              between Registrant and GCC Minnesota.          to Registrant's Form 8-K
                                                             dated August 21, 1986

     10.51    Lease Guaranty dated as of July 29, 1986       Filed as Exhibit 10.5
              from GCC as Guarantor to Registrant, as        to Registrant's Form 8-K
              Landlord.                                      dated August 21, 1986

     10.52    Lease Agreement dated as of September 5, 1986  Filed as Exhibit 10.1
              by and between Registrant, as Landlord, and    to Registrant's Form 8-K
              Armel, as Tenant.                              dated October 1, 1986

     10.53    Rider to Lease Agreement, dated as of          Filed as Exhibit 10.2
              September 5, 1986.                             to Registrant's Form 8-K
                                                             dated October 1, 1986

     10.54    Memorandum of Lease, made as of September 5,   Filed as Exhibit 10.3
              1986, between Registrant and Armel.            to Registrant's Form 8-K
                                                             dated October 1, 1986

     10.55    Lease Agreement dated December 23, 1986 by     Filed as Exhibit 10.1
              and between Registrant, as Landlord,           to Registrant's Form 8-K
              and AP, as Tenant.                             dated January 6, 1987

     10.56    Memorandum of Lease dated December 23, 1986    Filed as Exhibit 10.2
              between Registrant, as Landlord, and AP, as    to Registrant's Form 8-K
              Tenant, for Pinconning, Michigan property.     dated January 6, 1987

     10.57    Memorandum of Lease dated December 23, 1986    Filed as Exhibit 10.3
              between Registrant, as Landlord, and AP, as    to Registrant's Form 8-K
              Tenant, for Toledo, Ohio property.             dated January 6, 1987

     10.58    Lease Agreement dated February 24, 1987        Filed as Exhibit 10.1
              by and between Registrant, as Landlord, and    to Registrant's Form 8-K
              Anthony's, as Tenant.                          dated March 10, 1987

     10.59    Memorandum of Lease dated February 24, 1987    Filed as Exhibit 10.2
              between Registrant, as Landlord, and           to Registrant's Form 8-K
              Anthony's, as Tenant.                          dated March 10, 1987

     10.60    Lease Agreement dated November 16, 1987 by     Filed as Exhibit 10.1
              and between Registrant and CPA(R):7, as        to Registrant's Form 8-K
              Landlord, and Brock, as Tenant.                dated February 8, 1988

     10.61    Assignment of Leases and Rents dated January   Filed as Exhibit 10.2
              21, 1988 from Registrant, as Assignor, to      to Registrant's Form 8-K
              Altus Bank, N.A., as Assignee.                 dated February 8, 1988

     10.62    Lease Agreement dated March 10, 1988           Filed as Exhibit 10.62
              by and between Registrant and as               to Registrant's Form 10-K
              Landlord, and Winn-Dixie, as Tenant.           dated March 30, 1988


Exhibit                                                       Method of
  No.                      Description                         Filing
- -------                    -----------                -------------------------

     10.63    Lease Guaranty dated March 10, 1988     Filed as Exhibit 10.63
              from Winn-Dixie Stores, as Guarantor,   to Registrant's Form 10-K
              to Registrant, as Lessor.               dated March 30, 1988

     28.1     Bill of Sale dated February 14, 1985    Exhibit 28.1 to Form 8-K
              from Stoody to Victor.                  filed February 28, 1985

     28.2     Bill of Sale dated February 14, 1985    Exhibit 28.2 to Form 8-K
              from Victor to Registrant.              filed February 28, 1985

     28.3     Corporation Grant Deed dated February   Exhibit 28.3 to Form 8-K
              14, 1985 from Stoody to Victor.         filed February 28, 1985.

     28.4     Corporation Grant Deed dated February   Exhibit 28.4 to Form 8-K
              14, 1985 from Victor to Registrant.     filed February 28, 1985.

     28.5     Deed dated July 12, 1985 between        Filed as Exhibit 28.1
              LasSalle National Bank (LaSalle") and   to Registrant's Form 10-Q
              Registrant.                             dated November 14, 1985

     28.6     Bill of Sale dated August 16, 1985 by   Filed as Exhibit 28.2
              Telkee, Inc. ("Telkee") to Registrant.  to Registrant's Form 10-Q
                                                      dated November 14, 1985

     28.7     Seller's Certificate dated August 16,   Filed as Exhibit 28.3
              1985 by Telkee to Registrant.           to Registrant's Form 10-Q
                                                      dated November 14, 1985

     28.8     Lesee's Certificate dated August 16,    Filed as Exhibit 28.4
              1985 by Sunroc to Registrant.           to Registrant's Form 10-Q
                                                      Form 10-Q dated
                                                      November 14, 1985

     28.9     Deed dated December 19, 1985 from       Filed as Exhibit 28.5
              Gould Inc. to Registrant.               to Registrant's Form 8-K
                                                      Form 8-K dated
                                                      January 6, 1986

     28.10    Bill of Sale dated December 23, 1985    Filed as Exhibit 28.6
              from Gould Inc. to Registrant.          to Registrant's
                                                      Form 8-K dated
                                                      January 6, 1986

     28.11    Purchase Agreement dated July 25, 1985  Filed as Exhibit 28.7
              by Gould Inc., as Seller, with JB       to Registrant's
              Properties, as Buyer.                   Form 8-K dated
                                                      January 6, 1986

     28.12    North Carolina General Warranty Deed    Filed as Exhibit 28.1
              dated January 17, 1986 by and between   to Registrant's
              Malone & Hyde, as Grantor and           From 8-K dated
              Registrant, as Grantee, for Charlotte,  January 6, 1986


Exhibit                                                    Method of
  No.                      Description                      Filing
- -------                    -----------               ----------------------

     28.13    North Carolina General Warranty Deed   Filed as Exhibit 28.2
              dated January 17, 1986 by and between  to Registrant's
              Malone & Hyde, as Grantor, and         Form 8-K dated
              Registrant, as Grantee, for Gastonia,  January 30, 1986
              NC property.

     28.14    North Carolina General Warranty Deed   Filed as Exhibit 28.3
              dated January 17, 1986 by and between  to Registrant's
              Malone & Hyde, as Grantor, and         Form 8-K dated
              Registrant, as Grantee, for Lenoir,    January 30, 1986
              NC property.

     28.15    North Carolina General Warranty Deed   Filed as Exhibit 28.4
              dated January 17, 1986 by and between  to Registrant's
              Malone & Hyde, as Grantor, and         Form 8-K dated
              Registrant, as Grantee, for            January 30, 1986
              Austin, TX property.

     28.16    Warranty Deed dated January 17, 1986   Filed as Exhibit 28.5
              between Malone & Hyde, as Grantor,     to Registrant's
              and Registrant, as Grantee, for        Form 8-K dated
              Austin, TX property.                   January 30, 1986

     28.17    Warranty Deed dated January 17, 1986   Filed as Exhibit 28.6
              between Malone & Hyde, as Grantor,     to Registrant's
              and Registrant, as Grantee, for        Form 8-K dated
              Corpus Christi (Unit No. 1328), TX     January 30, 1986
              property.

     28.18    Warranty Deed dated January 17, 1986   Filed as Exhibit 28.7
              between Malone & Hyde, as Grantor,     to Registrant's
              and Registrant, as Grantee, for        Form 8-K dated
              Corpus Christi (Unit No. 1344), TX     January 30, 1986
              property.

     28.19    Warranty Deed dated January 17,1986    Filed as Exhibit 28.8
              between Malone & Hyde, as Grantor,     to Registrant's
              and Registrant, as grantee, for        Form 8-K dated
              McAllen, TX property.                  January 30, 1986

     28.20    Warranty Deed dated January 17, 1986   Filed as Exhibit 28.9
              between Malone & Hyde, as Grantor,     to Registrant's
              and Registrant, as Grantee, for        Form 8-K dated
              McAllen TX property.                   January 30, 1986

     28.21    Warranty Deed dated January 17, 1986   Filed as Exhibit 28.10
              between Malone & Hyde, as Grantor,     to Registrant's
              and Registrant, as Grantee, for        Form 8-K dated
              Port Arthur, TX property.              January 30, 1986

     28.22    Warranty Deed dated January 17, 1986   Filed as Exhibit 28.11
              between Malone & Hyde, as Grantor,     to Registrant's
              and Registrant, as Grantee, for        Form 8-K dated
              San Antonio, TX property.              January 30, 1986


Exhibit                                                   Method of
  No.                     Description                      Filing
- -------                   -----------               ----------------------

     28.23    Warranty Deed dated January 17, 1986  Filed as Exhibit 28.12
              between Malone & Hyde, as Grantor,    to Registrant's
              and Registrant, as Grantee, for       Form 8-K dated
              Victoria, TX property.                January 30, 1986

     28.24    Warranty Deed dated January 17, 1986  Filed as Exhibit 28.13
              between Malone & Hyde, as Grantor,    to Registrant's
              and Registrant, as Grantee, for       Form 8-K dated
              Waco, TX property.                    January 30, 1986

     28.25    Warranty Deed dated January 17, 1986  Filed as Exhibit 28.14
              between Malone & Hyde, as Grantor,    to Registrant's
              and Registrant, as Grantee for        Form 8-K dated
              Weslaco, TX property.                 January 30, 1986

     28.26    Warranty Deed dated January 17, 1986  Filed as Exhibit 28.15
              between Malone & Hyde, as Grantor     to Registrant's
              and Registrant, as Grantee for        Form 8-K dated
              West Orange, TX property.             January 30, 1986

     28.27    Bill of Sale dated January 17, 1986   Filed as Exhibit 28.16
              from Malone & Hyde to Registrant for  to Registrant's
              Charlotte, NC property.               Form 8-K dated
                                                    January 30, 1986

     28.28    Bill of Sale dated January 17, 1986   Filed as Exhibit 28.17
              from Malone & Hyde to Registrant for  to Registrant's
              Gastonia, NC property.                Form 8-K dated
                                                    January 30, 1986

     28.29    Bill of Sale dated January 17, 1986   Filed as Exhibit 28.18
              from Malone & Hyde to Registrant for  to Registrant's
              Lenoir, NC property.                  Form 8-K dated
                                                    January 30, 1986

     28.30    Bill of Sale dated January 17, 1986   Filed as Exhibit 28.19
              from Malone & Hyde to Registrant for  to Registrant's
              Statesville, NC property.             Form 8-K dated
                                                    January 30, 1986

     28.31    Bill of Sale dated January 17, 1986   Filed as Exhibit 28.20
              from Malone & Hyde to Registrant for  to Registrant's
              Austin, TX property.                  Form 8-K dated
                                                    January 30, 1986

     28.32    Bill of Sale dated January 17, 1986   Filed as Exhibit 28.21
              from Malone & Hyde to Registrant for  to Registrant's
              Corpus Christi (Unit No. 1328, TX     Form 8-K dated
              property.                             January 30, 1986

     28.33    Bill of Sale dated January 17, 1986   Filed as Exhibit 28.22
              from Malone & Hyde to Registrant for  to Registrant's
              Corpus Christi (Unit No. 1344), TX    From 8-K dated
              property.                             January 30, 1986


Exhibit                                                         Method of
  No.                        Description                         Filing
- -------                      -----------                  ----------------------

     28.34    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.23
              from Malone & Hyde to Registrant for        to Registrant's
              McAllen, TX property.                       Form 8-K dated
                                                          January 30, 1986

     28.35    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.24
              from Malone & Hyde to Registrant for        to Registrant's
              Nederland, TX property.                     Form 8-K dated
                                                          January 30, 1986

     28.36    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.25
              from Malone & Hyde to Registrant for        to Registrant's
              Port Arthur, TX property.                   From 8-K dated
                                                          January 30, 1986

     28.37    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.26
              from Malone & Hyde to Registrant for        to Registrant's
              San Antonio, TX property.                   Form 8-K dated
                                                          January 30, 1986

     28.38    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.27
              from Malone & Hyde to Registrant for        to Registrant's
              Victoria, TX property.                      Form 8-K dated
                                                          January 30, 1986

     28.39    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.28
              from Malone & Hyde to Registrant for        to Registrant's
              Waco, TX property.                          Form 8-K dated
                                                          January 30, 1986

     28.40    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.29
              from Malone & Hyde to Registrant for        to Registrant's
              Weslaco, TX property.                       Form 8-K dated
                                                          January 30, 1986

     28.41    Bill of Sale dated January 17, 1986         Filed as Exhibit 28.30
              from Malone & Hyde to Registrant for        to Registrant's
              West Orange, TX property.                   From 8-K dated
                                                          January 30, 1986

     28.42    Waranty Deed dated January 30, 1986         Filed as Exhibit 28.1
              among Adventure Restaurant Corporation      to Registrant's
              ("Adventure"), Registrant and CPA(R):5.     Form 8-K dated
                                                          March 13, 1986

     28.43    Waranty Deed dated March 6, 1986            Filed as Exhibit 28.2
              among Adventure, Registrant and CPA(R):5.   to Registrant's
                                                          Form 8-K dated
                                                          March 13, 1986

     28.44    Bill of Sale dated January 30, 1986         Filed as Exhibit 28.3
              from Adventure to Registrant and CPA(R):5.  to Registrant's
                                                          Form 8-K dated
                                                          March 13, 1986



Exhibit                                                           Method of
  No.                         Description                          Filing
- -------                       -----------                   ----------------------

  28.45       Bill of Sale dated March 6, 1986              Filed as Exhibit 28.4
              Adventure to Registrant and CPA(R):5.         to Registrant's
                                                            Form 8-K dated
                                                            March 13, 1986

  28.46       Seller/Lessee.s Certificate dated as of       Filed as Exhibit 28.1
              April 30, 1986 from Malone & Hyde to          to Registrant's Form
              Registrant.                                   8-K dated May 15, 1986

  28.47       Bill of Sale dated as of April 30, 1986       Filed as Exhibit 28.2
              from Malone & Hyde to Registrant (Bessemer,   to Registrant's Form
              AL Property).                                 8-K dated May 15, 1986

  28.48       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.3
              Malone & Hyde to Registrant (Birmingham,      to Registrant's Form
              AL Property).                                 8-K dated May 15, 1986

  28.49       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.4
              Malone & Hyde to Registrant (Chickasaw,       to Registrant's Form
              AL Property).                                 8-K dated May 15, 1986

  28.50       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.5
              Malone & Hyde to Registrant (Decatur, AL      to Registrant's Form
              Property).                                    8-K dated May 15, 1986

  28.51       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.6
              Malone & Hyde to Registrant (Mobile, AL       to Registrant's Form
              Property).                                    8-K dated May 15, 1986

  28.52       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.7
              Malone & Hyde to Registrant (Montgomery,      to Registrant's Form
              AL Property).                                 8-K dated May 15, 1986

  28.53       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.8
              Malone & Hyde to Registrant (Phenix, AL       to Registrant's Form
              Property).                                    8-K dated May 15, 1986

  28.54       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.9
              Malone & Hyde to Registrant (Columbus, GA     to Registrant's Form
              Property).                                    8-K dated May 15, 1986

  28.55       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.10
              Malone & Hyde to Registrant (Dalton, GA       to Registrant's Form
              Property).                                    8-K dated May 15, 1986

  28.56       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.11
              Malone & Hyde to Registrant (Alton, IL        to Registrant's Form
              Property).                                    8-K dated May 15, 1986

  28.57       Bill of Sale dated as of April 30, 1986 from  Filed as Exhibit 28.12
              Malone & Hyde to Registrant (Belleville, IL   to Registrant's Form
              Property).                                    8-K dated May 15, 1986


Exhibit                                                            Method of
  No.                          Description                          Filing
- -------                        -----------                   ----------------------

  28.58       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.13
              Malone & Hyde to Registrant (Collinsville, IL  to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.59       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.14
              Malone & Hyde to Registrant (Wood River, IL    to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.60       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.15
              Malone & Hyde to Registrant (Baton Rouge, LA   to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.61       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.16
              Malone & Hyde to Registrant (Medora St.,       to Registrant's Form
              Lake Charles, LA Properties).                  8-K dated May 15, 1986

  28.62       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.17
              Malone & Hyde to Registrant (Prien Lake Rd.,   to Registrant's Form
              Lake Charles, LA Property).                    8-K dated May 15, 1986

  28.63       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.18
              Malone & Hyde to Registrant (West Monroe, LA   to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.64       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.19
              Malone & Hyde to Registrant (Breckenridge,     to Registrant's Form
              MO Property).                                  8-K dated May 15, 1986

  28.65       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.20
              Malone & Hyde to Registrant (Maplewood, MO     to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.66       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.21
              Malone & Hyde to Registrant (Overland, MO      to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.67       Bill of Sale dated as of April 30, 1986 from   Filed as Exhibit 28.22
              Malone & Hyde to Registrant (St. Louis, MO     to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.68       Warranty Deed dated as of April 30, 1986 from  Filed as Exhibit 28.23
              Malone & Hyde, as Grantor, to Registrant, as   to Registrant's Form
              Grantee (Bessemer, AL Property).               8-K dated May 15, 1986

  28.69       Warranty Deed dated as of April 30, 1986 from  Filed as Exhibit 28.24
              Malone & Hyde to Registrant (Birmingham, AL    to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.70       Warranty Deed dated as of April 30, 1986 from  Filed as Exhibit 28.25
              Malone & Hyde to Registrant (Chickasaw, AL     to Registrant's Form
              Property).                                     8-K dated May 15, 1986


Exhibit                                                             Method of
  No.                          Description                            Filing
- -------                        -----------                    ----------------------

  28.71       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.26
              Malone & Hyde to Registrant (Decatur, AL        to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.72       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.27
              Malone & Hyde to Registrant (Mobile, AL         to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.73       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.28
              Malone & Hyde to Registrant (Montgomery, AL     to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.74       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.29
              Malone & Hyde to Registrant (Phenix, AL         to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.75       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.30
              Malone & Hyde to Registrant (Columbus, GA       to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.76       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.31
              Malone & Hyde to Registrant (Dalton. GA         to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.77       Warranty Deed dated as ot April 30, 1986 from   Filed as Exhibit 28.32
              Malone & Hyde to Registrant (Alton, IL          to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.78       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.33
              Malone & Hyde to Registrant (Belleville, IL     to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.79       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.34
              Malone & Hyde to Registrant (Collinsville, IL   to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.80       Warranty Deed dated as of April 30, 1986 from   Filed as Exhibit 28.35
              Malone & Hyde to Registrant (Wood River, IL     to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.81       Cash Sale Deed dated as of April 30, 1986 from  Filed as Exhibit 28.36
              Malone & Hyde to Registrant (Baton Rouge, LA    to Registrant's Form
              Property).                                      8-K dated May 15, 1986

  28.82       Cash Sale Deed dated as of April 30, 1986 from  Filed as Exhibit 28.37
              Malone & Hyde to Registrant (Medora St., Lake   to Registrant's Form
              Charles, LA Property).                          8-K dated May 15, 1986

  28.83       Cash Sale Deed dated as of April 30, 1986 from  Filed as Exhibit 28.38
              Malone & Hyde to Registrant (Prien Lake Rd.,    to Registrant's Form
              Lake Charles, LA Property).                     8-K dated May 15, 1986


Exhibit                                                            Method of
  No.                          Description                           Filing
- -------                        -----------                   ----------------------

  28.84       Cash Deed dated as of April 30, 1986 from      Filed as Exhibit 28.39
              Malone & Hyde to Registrant (West Monroe,      to Registrant's Form
              LA Property).                                  8-K dated May 15, 1986

  28.85       Warranty Deed dated as of April 30, 1986 from  Filed as Exhibit 28.40
              Malone & Hyde to Registrant (Breckenridge, MO  to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.86       Warranty Deed dated as of April 30, 1986 from  Filed as Exhibit 28.41
              Malone & Hyde to Registrant (Maplewood, MO     to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.87       Warranty Deed dated as of April 30, 1986 from  Filed as Exhibit 28.42
              Malone & Hyde to Registrant (Overland, MO      to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.88       Warranty Deed dated as of April 30, 1986 from  Filed as Exhibit 28.43
              Malone & Hyde to Registrant (St. Louis, MO     to Registrant's Form
              Property).                                     8-K dated May 15, 1986

  28.89       Letter dated April 30, 1986 from First         Filed as Exhibit 28.44
              Southern to Registrant regarding the           to Registrant's Form
              understanding that interest on the Note will   8-K dated May 15, 1986
              begin accruing as of the date of the wiring
              of the funds.

  28.90       Letter dated April 30, 1986 from Registrant    Filed as Exhibit 28.45
              to Malone & Hyde and agreed to by First        to Registrant's Form
              Southern regarding the understanding that the  8-K dated May 15, 1986
              Lease will commence as of the date of the
              wiring of the funds.

  28.91       Seller's Certificate from Jeffrey M. Browne    Filed as Exhibit 28.1
              and Anne M. Browne, collectively as Seller,    to Registrant's Form
              to Registrant, as Purchaser.                   8-K dated May 29, 1986

  28.92       Lessee's Certificate from Gould, as Lessee,    Filed as Exhibit 28.2
              to Registrant, as Lessor.                      to Registrant's Form
                                                             8-K dated May 29, 1986

  28.93       Deed between Jeffrey M. Browne and Anne M.     Filed as Exhibit 28.3
              Browne, as Transferor and Registrant, as       to Registrant's Form
              Transferee.                                    8-K dated May 29, 1986

  28.94       Bill of Sale from Jeffrey M. Browne and        Filed as Exhibit 28.4
              Anne M. Browne to Registrant.                  to Registrant's Form
                                                             8-K dated May 29, 1986

  28.95       Bill of Sale dated June 18, 1986 from          Filed as Exhibit 28.1
              Peerless to Registrant.                        to Registrant's Form
                                                             8-K dated July 2, 1986


Exhibit                                                              Method of
  No.                           Description                            Filing
- -------                         -----------                   ------------------------

  28.96        Warranty Deed dated June 18, 1986 from         Filed as Exhibit 28.2
               Peerless to Registrant.                        to Registrant's Form
                                                              8-K dated July 2, 1986

  28.97        Seller/Lessee's Certificate from Peerless to   Filed as Exhibit 28.3
               Registrant dated June 18, 1986.                to Registrant's Form
                                                              8-K dated July 2, 1986

  28.98        Certificate dated June 18, 1986 from Peerless  Filed as Exhibit 28.4
               to Northwestern and Western States.            to Registrant's Form
                                                              8-K dated July 2, 1986

  28.99        Certificate dated June 18, 1986 from           Filed as Exhibit 28.5
               Registrant to Northwestern and                 to Registrant's Form
               Western States.                                8-K dated July 2, 1986

  28.100       Bill of Sale dated as of August 7, 1986        Filed as Exhibit 28.1
               from Pace to Registrant.                       to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.101       Deed dated as of August 7, 1986 from Pace      Filed as Exhibit 28.2
               to Registrant.                                 to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.102       Seller/Lessee s Certificate dated as of        Filed as Exhibit 28.3
               August 7, 1986 from Pace to Registrant.        to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.103       Bill of Sale dated as of July 30, 1986 from    Filed as Exhibit 28.4
               GCC Minnesota to Registrant.                   to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.104       Warranty Deed dated as of July 29, 1986 from   Filed as Exhibit 28.5
               GCC Minnesota to Registrant.                   to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.105       Seller's Certificate dated as of July 29,      Filed as Exhibit 28.6
               1986 from GCC Minnesota to Registrant.         to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.106       Indemnity Agreement dated as of                Filed as Exhibit 28.7
               July 30, 1986.                                 to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.107       Registrant's Current Report on Form 8-K        Filed as Exhibit 28.8
               dated January 6, 1986.                         to Registrant's Form 8-K
                                                              dated August 21, 1986

  28.108       Bill of Sale, dated September 5, 1986, from    Filed as Exhibit 28.1
               Armel to Registrant.                           to Registrant's Form 8-K
                                                              dated October 1, 1986


Exhibit                                                               Method of
  No.                           Description                             Filing
- -------                         -----------                    ------------------------

  28.109       Warranty Deed, made as of September 5, 1986,    Filed as Exhibit 28.2
               by Armel, as Grantor, to Registrant, as         to Registrant's Form 8-K
               Grantee.                                        dated October 1, 1986

  28.110       Seller/Lessee's Certificate, dated September    Filed as Exhibit 28.3
               5, 1986, from Armel, as Seller, to Registrant   to Registrant's Form 8-K
               as Purchaser.                                   dated October 1, 1986

  28.111       Escrow Letter from Greenburg, Traurig, Askew,   Filed as Exhibit 28.4
               Hoffman, Lipoff, Rosen & Quentel, P.A.,         to Registrant's Form 8-K
               acknowledged and consented to on September      dated October 1, 1986
               3, 1986, by Armel and Registrant.

  28.112       Escrow Trust Instructions dated October, 1986   Filed as Exhibit 28.1
               to Chicago Title and Trust Company, as Escrow   to Registrant's Form 8-K
               Trustee, from Registrant and Focus Real Estate  dated October 15, 1986
               Finance Company, on behalf of St. Paul Life.

  28.113       Letter dated October 6, 1986 from Fidelity      Filed as Exhibit 28.2
               Bank to St. Paul Life confirming that Folger    to Registrant's Form 8-K
               Adam, as Tenant, is not in default under the    dated October 15, 1986
               Credit Agreement referred to in the Assignment
               of Tenant's Interest in Leases.

  28.114       Letter dated October 8, 1986 from St. Paul      Filed as Exhibit 28.3
               Life to Registrant in connection with the       to Registrant's Form 8-K
               mortgage loan.                                  dated October 15, 1986

  28.115       Bill of Sale dated December 23, 1986 from       Filed as Exhibit 28.1
               AP to Registrant.                               to Registrant's Form 8-K
                                                               dated January 6, 1987

  28.116       Warranty Deed, made as of December 19, 1986     Filed as Exhibit 28.2
               by AP, as Grantor, to Registrant, as Grantee,   to Registrant's Form 8-K
               for Pinconning, Michigan property.              dated January 6, 1987

  28.117       Warranty Deed, made as of December 19, 1986     Filed as Exhibit 28.3
               by AP, as Grantor, to Registrant, as Grantee,   to Registrant's Form 8-K
               for Toledo, Ohio property.                      dated January 6, 1987

  28.118       Seller/Tenant's Certificate dated December      Filed as Exhibit 28.4
               23, 1986, from AP, as Seller, to Registrant,    to Registrant's Form 8-K
               as Purchaser.                                   dated January 6, 1987

  28.119       Corporation Grant Deed, made as of February     Filed as Exhibit 28.1
               20, 1987, by Anthony's, as Grantor, to          to Registrant's Form 8-K
               Registrant, as Grantee.                         dated March 10, 1987

  28.120       Seller's/Lessee's Certificate dated February    Filed as Exhibit 28.2
               24, 1987, from Anthony's, as Seller, to         to Registrant's Form 8-K
               Registrant, as Purchaser.                       dated March 10, 1987


Exhibit                                                               Method of
  No.                          Description                             Filing
- -------                        -----------                   ----------------------------

  28.121       Deed dated November 12, 1987 between          Filed as Exhibit 28.1
               Northwestern, as Transferor, to Registrant    to Registrant's Form 8-K
               and CPA(R):7, as Transferee.                  dated February 8, 1988

  28.122       Bill of Sale dated November 12, 1987 from     Filed as Exhibit 28.2
               Northwestern, as Seller, to Registrant and    to Registrant's Form 8-K
               CPA(R):7, as Purchaser.                       dated February 8, 1988

  28.123       Seller's Certificate dated November 16, 1987  Filed as Exhibit 28.3
               from Northwestern, as seller, to Registrant   to Registrant's Form 8-K
               and CPA(R):7, as Purchaser.                   dated February 8, 1988

  28.124       Lessee's Certificate dated November 16, 1987  Filed as Exhibit 28.4
               from Brock, as Lessee, to Registrant and      to Registrant's Form 8-K
               CPA(R):7, as Lessor.                          dated February 8, 1988

  28.125       Warranty Deed dated March 10, 1988            Filed as Exhibit 28.125
               between Winn-Dixie, as Grantor, and           to Registrant's Form 10-K
               Registrant, as Grantee.                       dated March 30, 1988

  28.126       Bill of Sale dated March 10, 1988             Filed as Exhibit 28.126
               from Winn-Dixie, as Seller, to Registrant,    to Registrant's Form 10-K
               as Purchaser.                                 dated March 30, 1988

  28.127       Seller's Certificate date March 10, 1988      Filed as Exhibit 28.127
               from Winn-Dixie, as Seller, to Registrant,    to Registrant's Form 10-K
               as Purchaser.                                 dated March 30, 1988

  28.128       Prospectus of Registrant                      Filed as Exhibit 28.128
               dated November 30, 1984.                      to Registrant's Form 10-K/A
                                                             Amendment No. 1

  28.129       Press release dated June 30, 1993             Filed as Exhibit 28.1 to
               announcing the suspension of secondary        Form 8-K dated July 12, 1993
               market sales of Limited Partnership Units.





    (b) Reports on Form 8-K
        -------------------

            During the quarter ended December 31, 1995 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CORPORATE PROPERTY ASSOCIATES 6
                 - a California limited partnership

                 BY: CAREY CORPORATE PROPERTY, INC.

  04/01/96       BY: /s/ Claude Fernandez
 ----------          ------------------------------
    Date             Claude Fernandez
                     Executive Vice President and
                     Chief Administrative Officer
                     (Principal Financial Officer)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 BY: CAREY CORPORATE PROPERTY, INC.

                     William P. Carey
                     Chairman of the Board
                     and Director
                     (Principal Executive Officer)

                     Francis J. Carey
                     President and Director

                     George E. Stoddard             BY:  /s/ George E. Stoddard
                                                        -----------------------
                     Chairman of the Investment         George E. Stoddard
                     Committee and Director             Attorney in fact
                                                        April 1, 1996
                     Dr. Lawrence R. Klein
                     Chairman of the Economic Policy
                     Committee and Director

                     Madelon DeVoe Talley
                     Vice Chairman of the Board of

  04/01/96     BY:   /s/ Claude Fernandez
 ----------          ---------------------
    Date             Claude Fernandez
                     Executive Vice President and
                     Chief Administrative Officer
                     (Principal Financial Officer)

  04/01/96     BY:   /s/ Michael D. Roberts
 ----------          -----------------------
    Date             Michael D. Roberts
                     First Vice President and Controller
                     (Principal Accounting Officer)

                                      APPENDIX A TO FORM 10-K



                        CORPORATE PROPERTY ASSOCIATES 6
                      - A CALIFORNIA LIMITED PARTNERSHIP
                               AND SUBSIDIARIES



                                      1995 ANNUAL REPORT

SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------


(In thousands except per unit amounts)

                                       1991     1992     1993     1994       1995
                                      -------  -------  -------  -------  ----------
  OPERATING DATA:
   Revenues                           $11,407  $14,177  $15,387  $15,694  $16,738(4)

     Income before
    extraordinary gain                  3,617    4,254    3,920    3,099    5,771

     Income before
    extraordinary gain
    allocated:
     To General Partners                  217      255      235      186      347
     To Limited Partners                3,400    3,999    3,685    2,913    5,424
       Per unit                         70.91    83.40    76.85    60.76   113.16

   Distributions attributable (1):
     To General Partners                  269      279      281      281      286
     To Limited Partners                4,210    4,368    4,406    4,429    4,483
       Per unit                         87.81    91.10    91.88    92.26    93.53

   Payment of mortgage
     principal (2)                      1,004    1,072    1,300    1,331    1,356

  BALANCE SHEET DATA:
   Total assets                        90,517   96,244   92,570   90,186   88,422

   Long-term
     obligations (3)                   47,692   50,054   51,362   36,603   36,298



  (1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter applicable to the prior year.
  (2) Represents scheduled payment of mortgage principal paid.
  (3) Represents mortgage and note payable obligations due after more than one year.
  (4) Revenues include $688,000 which reflect recovery of rents which had been reserved for in 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------


            Results of Operations
            ---------------------


            Net income for the year ended December 31, 1995 increased by $4,760,000 as compared with net income for the year ended December 31, 1994. Of the increase, $2,776,000 was due to the Partnership's successful settlement of its dispute with Anthony's Manufacturing Company ("Anthony's") and the related gain on the prepayment of the mortgage loan on the Anthony's properties, which was paid off at a substantial discount. Excluding the effect of these settlement transactions and $225,000 that the Partnership received in 1994 as a settlement relating to the 1992 lease termination at the Livonia, Michigan hotel property, income reflected a 71% increase of $2,209,000 from the prior year.

            The increase in income, as adjusted, was primarily due to a decrease in property expenses and, to a lesser extent, an increase in lease revenues and a decrease in interest expense. The decrease in property expenses was due to costs incurred in 1994 in connection with (i) the Partnership's assessment of liquidity alternatives which included environmental reviews and property valuations, (ii) costs incurred in the Anthony's dispute prior to the commencement of settlement negotiations and (iii) charges incurred for uncollected Anthony's rent. As a result of the Anthony's settlement in May 1995, the Partnership ultimately collected most of such uncollected rents.
  The increase in lease revenues was due to rental increases on the Partnership's leases with Stoody Deloro Stellite, Inc. ("Stoody") and the Folger Adam Company ("Folger Adam") and increased rent resulting from the AutoZone, Inc. ("AutoZone") lease modification. The decrease in interest expense was due to lower overall loan balances as the result of the satisfaction of the mortgage loans on the Stoody and Anthony's properties, the payoff of which was partially funded with a new loan that is a general obligation of the Partnership. The new loan is a variable rate obligation, and its current rate is significantly lower than the rate on the Stoody loan of 13% per annum. Cash flow provided from operations increased by $6,039,000, an increase of 118%, as a result of the overall increase in earnings and receipt of $3,800,000 from Peerless Chain Company ("Peerless"). As more fully described in Note 13 to the Consolidated Financial Statements, the $3,800,000 which the Partnership received from Peerless did not impact current year earnings and will be recognized for financial reporting purposes over the remaining term of the Peerless lease.

            Earnings from the Partnership's hotel operations decreased by $41,000 to $1,034,000 as compared with 1994, a decrease of approximately 4%. The occupancy rate at the Petoskey, Michigan hotel declined to 43% in 1995 from 47% in 1994 due to increased competition from a nearby resort area. The Partnership was only able to increase the average room rate of Petoskey by 0.6% in 1995. Occupancy rates at the Alpena, Michigan hotel property remained stable at 55% and the Partnership was able to increase the average room rate by slightly less than 5%. Occupancy and average room rates at the Livonia hotel increased by 2% and 8%, respectively. The operations in Alpena and Petoskey are seasonal in nature with the largest proportion of income being earned in the summer months. The operations of the Livonia hotel which represented 61% of hotel revenues and 72% of hotel earnings are not seasonal in nature, but are affected by the economic conditions in the Detroit metropolitan area.

            Net income of $3,099,000 for 1994 reflected a decrease of $821,000 as compared with net income for 1993 and cash provided by operating activities for 1994 decreased by $438,000 as compared with 1993. The decreases in net income and operating cash flow were attributable to an increase in property expenses. The decrease in property expenses of $1,091,000 resulted primarily from costs incurred in connection with the Partnership's dispute with Anthony's with respect to its nonpayment of rent and resulting in an increase in the reserve for uncollected rent and legal costs incurred in connection with the Partnership pursuing its remedies against Anthony's. To a lesser extent, an increase in costs incurred in connection with the assessment of liquidity alternatives contributed to the increase in property expenses.

            The provision for uncollected rents from the Anthony's dispute was $920,000 in 1994 and $126,000 in 1993 thereby representing $794,000 of the decrease in current year earnings and operating cash flow. In addition, legal costs associated with the Anthony's dispute were $120,000. Leasing revenues for 1994 were relatively stable. However, as noted approximately $920,000 of rents were uncollected. The earnings from the hotel operation increased by $165,000. In addition, the Partnership benefited from other income of $228,000, primarily from its settlement agreement on the 1992 lease termination for the Livonia hotel property. The increase in hotel operating income was due to a 10% increase in the average room rate at the Livonia hotel which offset a 1% decrease in the occupancy rate. Revenues from the Petoskey hotel increased by 3% from the prior year; however, the occupancy and average room rates remained relatively stable. Revenues at the Alpena hotel remained the same as the prior year, as did the average room and occupancy rates.

            Future operating cash flow will benefit from the prepayment of the Peerless mortgage loan in December 1995. Solely as a result of paying off the loan, annual cash flow from the Peerless property will increase by $521,000. In addition, the Partnership will benefit from a scheduled rent increase on the Peerless lease which is scheduled for July 1996. Peerless has an option to reduce that rent increase and all of its subsequent scheduled rent increases by 50% by making a one-time lump sum payment of $1,300,000 in 1996. Peerless has not yet indicated whether it intends to exercise this option. Cash flow will also benefit in 1996 from rent increases on the Partnership's leases with Motorola, Inc.("Motorola"), Lockheed Martin Corporation and Wal-Mart Stores, Inc. ("Wal-Mart") and in 1997 on its leases with AP Parts Manufacturing, Co., Inc. ("AP Parts") and Anthony's. In January 1996, in connection with the funding of an expansion of the AP Parts property in Toledo, Ohio, the Partnership refinanced an existing mortgage loan on the AP Parts properties and entered into a lease modification agreement. The combined effect of the lease modification and new mortgage financing will increase annual cash flow by $97,000. In addition, the value of the AP Parts property has been enhanced by the expansion. The Partnership expects that paying off the Anthony's and Stoody mortgages with the borrowings under the unsecured note of $10,000,000 will result in decreased interest expense. This obligation bears interest at a variable rate; therefore, interest expense will vary based on changes in short-term interest rates. As a result of Folger Adam declaring bankruptcy in February 1996, the Partnership has entered into discussions to lease the property to the company which is attempting to purchase Folger Adam's assets. It is expected that the annual rental amount from the Folger Adam property will decrease.

            Because of the long-term nature of the Partnership's net leases, inflation and changing prices should not unfavorably affect the Partnership's revenues and net income or have an impact on the continuing operations of the Partnership's properties. The Partnership's net leases have rent increases based on the Consumer Price Index ("CPI") and may have caps on such CPI increases, or sales overrides, which should increase operating revenues in the future. As a result of the 1995 lease modification agreement with AutoZone which changed how sales override amounts are calculated, the Partnership realized $83,000 of such rents. The moderate increases in the CPI over the past several years will affect the rate of such future rent increases. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposal relating to the CPI formula. Management believes that hotel operations will not be significantly impacted by changing prices. In addition, Management believes that reasonable increases in hotel operating costs may be partially or entirely offset by increases in room rates.


            Financial Condition
            -------------------

       Other than its interest in three hotel properties, all of the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable or increasing cash flow from its net leases to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. In addition, the Partnership maintains cash reserves to fund major outlays such as capital improvements and balloon debt payments. The Partnership's cash and cash equivalents at December 31, 1995 were $3,477,000.

            Cash provided from operations in 1995 of $11,133,000 was sufficient to pay distributions to partners of $4,736,000, meet scheduled principal payment installments of $1,356,000 and contribute a significant portion of the amounts used to meet balloon payment obligations and mortgage prepayments.
  The Partnership's strategy has been to utilize its cash from operations to fund distributions to partners and meet principal payment installment obligations.

            Management gives consideration to its projections of cash flows provided from operations as well as the Partnership's current cash balances in determining the distributions paid to limited partners. As the cash flow generated from operating and investing activities may exceed earnings, distributions per Limited Partnership Unit may exceed net income per Limited Partnership Unit. Distributions paid to limited partners have exceeded limited partners' share of net income by $15.77, $7.43, $14.85 and $31.50 per Unit in 1991, 1992, 1993 and 1994, respectively. This is because net income is impacted by noncash charges which do not impact cash flow such as depreciation, amortization and property writedowns.

            The Partnership's investing activities over the past several years have primarily consisted of funding improvements and replacements of furniture, fixtures and equipment at its three hotel properties. During 1995, the Partnership funded $418,000 of improvements and replacements at its hotel properties. The Partnership is committed to complying with the requirements of the Holiday Inn core modernization program at the Alpena and Petoskey hotels and expects to fund improvements of approximately $400,000 in the coming year. As a result of successful negotiations with Holiday Inn, no significant improvements need to be made at the Livonia hotel in order to comply with the core modernization plan. Since December 1995, the Partnership has funded an addition of $1,700,000 at the AP Parts property in Toledo, Ohio in consideration for increased rent. The Partnership has no current plans to fund improvements at any other of its leased properties.

            The Partnership's financing activities over the past several years have consisted of utilizing operating cash flow to meet its distribution objective and pay scheduled mortgage principal payments. During 1995, the Partnership obtained an unsecured loan of $6,000,000 to pay off a balloon payment obligation on the Stoody property. Subsequently the loan was increased to $10,000,000 in connection with funding the prepayment of the Anthony's mortgage loan at a discount. The loan, which matures in 1999, is a recourse obligation of the Partnership that requires the Partnership to meet certain financial covenants, limits the Partnership's ability to increase its mortgage indebtedness above specified amounts and may also require the Partnership to apply proceeds from the sale of properties to reduce the outstanding balance of the loan. At December 31, 1995, the Partnership is in compliance with its loan covenants. As noted, the Partnership used the proceeds of a special lump sum payment to prepay the mortgage loan on the Peerless property.

            The Partnership has several balloon payments scheduled over the next several years including payments of $2,220,000 and $1,500,000 on the mortgage loans on the Motorola and Winn-Dixie Stores, Inc. properties in 1996 and $3,398,000 and $2,588,000 on the Wal-Mart and Livonia hotel mortgage loans in 1997. In addition, there is a balloon payment scheduled in 1996 on the Folger Adam mortgage loan. At December 31, 1995, the entire $1,912,000 balance on the Folger Adam loan was subject to acceleration; however, the lender has not given any notice of acceleration. The Partnership does not currently have the cash necessary to pay all of these loans. Management believes the prospects for refinancing these loans, other than the Folger Adam loan, are good as these loans will remain subject to leases for a number of years or, in the case of the hotel, generate substantial cash flow from operations. In the event that a new lease is executed for the Folger Adam property, the prospects for refinancing that loan would be significantly improved. There are currently sufficient cash reserves to apply a portion of such reserves towards balloon payments without affecting the Partnership's liquidity. In addition, the Partnership currently could borrow against several of its unleveraged properties, including the Peerless property, and still remain in compliance with the covenants of the recourse loan. In the case of nonrecourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the property collateralizing such debt. In the event that balloon payments come due, the Partnership's alternatives include seeking to refinance the loans, restructuring the debt with the existing lenders, evaluating its ability to satisfy the mortgages from existing cash reserves or selling the property and using the sales proceeds to satisfy the mortgage debt.

            Kinney Shoe Corporation/Armel, Inc. and AP Parts have options exercisable in 1996 to purchase their leased properties. In addition, Anthony's and Wal-Mart have purchase options, exercisable in 1997. The purchase options are all exercisable at the greater of (i) the Partnership's cost of acquiring such properties, including improvements funded subsequent to purchase, and any premium that would be incurred on paying off mortgage loans on the properties or (ii) the fair market value of the properties as encumbered by the lease. In the event that both options were exercised in 1996, the Partnership would receive net proceeds of no less than $12,256,000 (representing the minimum purchase amount, net of amounts necessary to pay off mortgage loans on the properties) and annual cash flow would be reduced by $1,363,000. If the two options were exercised in 1997, the Partnership would receive net proceeds of no less than $14,377,000 and annual cash flow would be reduced by $1,336,000.

            Except for the three hotel properties, all of the properties are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partners believe that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. Further, in the event that the Partnership either is responsible or becomes responsible for such costs because of a tenant's failure to fulfill its obligations the General Partners believe that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

            In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on certain of its properties. The Partnership believes, based on the results of such Phase I and Phase II reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised the affected tenant of the Phase II findings and of its obligation to perform required remediation.

            Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect of the Partnership's financial condition or results of operations.

                       REPORT of INDEPENDENT ACCOUNTANTS



  To the Partners of
   Corporate Property Associates 6
   - a California limited partnership
   and Subsidiaries:


            We have audited the accompanying consolidated balance sheets of Corporate Property Associates 6 - a California limited partnership and Subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 21 to 24 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 6 - a California limited partnership and Subsidiaries as of December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                     /s/Coopers & Lybrand L.L.P.
  New York, New York
  March 22, 1996

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1994 and 1995

                                                                1994          1995
                                                                ----          ----
  ASSETS:
Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                                   $11,401,896   $11,401,896
      Buildings                                               34,931,212    34,931,212
                                                             -----------   -----------
                                                              46,333,108    46,333,108
      Accumulated depreciation                                 9,489,233    10,653,598
                                                             -----------   -----------
                                                              36,843,875    35,679,510
  Net investment in direct financing leases                   36,920,755    36,920,755
                                                             -----------   -----------
Real estate leased to others                                  73,764,630    72,600,265
Operating real estate, net of accumulated depreciation of
  $3,916,144 in 1994 and $ 4,276,790 in 1995                   8,498,467     8,555,841
Cash and cash equivalents                                      4,412,869     3,476,915
Escrow funds                                                     262,566       379,075
Accrued interest and rents receivable, net of reserve
  for collected rent of $1,150,388 in 1994 and
  $119,331 in 1995                                                79,510        28,251
Note receivable from affiliate                                 1,295,000     1,151,000
Deferred charges, net of accumulated amortization
  of $588,227 in 1994 and $797,301 in 1995                     1,403,286     1,476,532
Other assets                                                     469,686       753,800
                                                             -----------   -----------
      Total assets                                           $90,186,014   $88,421,679
                                                             ===========   ===========

  LIABILITIES:
Mortgage notes payable                                       $51,433,354   $33,263,097
Note payable                                                                10,000,000
Accrued interest payable                                         876,506       482,195
Escrow liabilities                                               221,900       221,900
Prepaid rental income                                            138,338       132,335
Accounts payable and accrued expenses                            481,110       353,851
Accounts payable to affiliates                                    34,190        75,323
Deferred rental income                                                       3,789,785
                                                             -----------   -----------
      Total liabilities                                       53,185,398    48,318,486
                                                             -----------   -----------

Commitments and contingencies

  PARTNERS' CAPITAL:
General Partners                                                (345,685)     (156,867)
Limited Partners (47,950 and 47,930 Limited
 Partnership Units issued and outstanding
 in 1994 and 1995)                                            37,346,301    40,260,060
                                                             -----------   -----------
      Total partners' capital                                 37,000,616    40,103,193
                                                             -----------   -----------
      Total liabilities and
      partners' capital                                      $90,186,014   $88,421,679
                                                             ===========   ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS of INCOME

             For the years ended December 31, 1993, 1994 and 1995

                                                   1993         1994         1995
                                                -----------  -----------  -----------
Revenues:
     Rental income                              $ 5,479,113  $ 5,464,931   $5,195,838

     Interest income from
        direct financing leases                   5,226,931    5,251,979    5,814,312
     Other interest income                          362,391      377,800      332,480
     Revenue of hotel operations                  4,186,518    4,371,566    4,630,619
     Other income                                   132,227      227,577      764,650
                                                -----------  -----------   ----------
                                                 15,387,180   15,693,853   16,737,899
                                                -----------  -----------   ----------

Expenses:
     Interest expense                             5,122,703    5,040,589    4,499,692
     Depreciation                                 1,637,678    1,621,029    1,525,011
     General and administrative                     417,459      531,594      624,249
     Operating expense of hotel
        operations                                3,275,810    3,296,063    3,596,408
     Property expense                               850,240    1,941,665      512,797
     Amortization                                   162,982      163,748      209,074
                                                -----------  -----------   ----------
                                                 11,466,872   12,594,688   10,967,231
                                                -----------  -----------   ----------

        Income before extraordinary gain          3,920,308    3,099,165    5,770,668

Extraordinary gain on extinguishment of debt                                2,088,268
                                                -----------  -----------   ----------

        Net income                              $ 3,920,308  $ 3,099,165   $7,858,936
                                                ===========  ===========   ==========

Net income allocated to:
     Individual General Partner                 $    39,203  $    30,991   $   78,588
                                                ===========  ===========   ==========

     Corporate General Partner                  $   196,015  $   154,959   $  392,948
                                                ===========  ===========   ==========

     Limited Partners                           $ 3,685,090  $ 2,913,215   $7,387,400
                                                ===========  ===========   ==========


Net income per Unit
     (47,950 Limited Partnership Units
 outstanding Units outstanding in 1993
 and 1994 and 47,935 weighted average
  Limited Partnership Units in 1995)
   Income before extraordinary gain                  $76.85       $60.76      $113.16
      Extraordinary gain                                                        40.95
                                                -----------  -----------  -----------
                                                     $76.85       $60.76      $154.11
                                                ===========  ===========  ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

             For the years ended December 31, 1993, 1994 and 1995

                                                        Partners' Capital Accounts
                                           ----------------------------------------------------
                                                                                      Limited
                                                                                     Partners'
                                                           General      Limited     Amount Per
                                              Total       Partners      Partners     Unit  (a)
                                           ------------  -----------  ------------  -----------

  Balance, December 31, 1992               $39,362,057    $(206,822)  $39,568,879         $824

  Distributions                             (4,676,223)    (279,208)   (4,397,015)         (92)

  Net income, 1993                           3,920,308      235,218     3,685,090           77
                                           -----------    ---------   -----------         ----

  Balance, December 31, 1993                38,606,142     (250,812)   38,856,954          809

  Distributions                             (4,704,691)    (280,823)   (4,423,868)         (92)

  Net income, 1994                           3,099,165      185,950     2,913,215           61
                                           -----------    ---------   -----------         ----

  Balance, December 31, 1994                37,000,616     (345,685)   37,346,301          778

  Distributions                             (4,736,359)    (282,718)   (4,453,641)         (93)

  Purchase of Limited Partnership Units        (20,000)                   (20,000)

  Net income, 1995                           7,858,936      471,536     7,387,400          154
                                           -----------    ---------   -----------         ----

  Balance, December 31, 1995               $40,103,193    $(156,867)  $40,260,060         $839
                                           ===========    =========   ===========         ====



  (a) Based on weighted average Units issued and outstanding during all periods.



  The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of CASH FLOWS
             For the years ended December 31, 1993, 1994 and 1995

                                                             1993          1994          1995
                                                         ------------  ------------  -------------
  Cash flows from operating activities:
    Net income                                           $ 3,920,308   $ 3,099,165   $  7,858,936
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                        1,800,660     1,784,777      1,734,085
      Extraordinary gain on extinguishment of debt                                     (2,088,268)
      Restructuring fees received                                                       3,800,000
      Amortization of deferred rental income                                              (10,215)
      Note receivable received in connection with
          bankruptcy settlement                                           (172,414)
      Net change in operating assets and liabilities        (188,974)      382,808       (161,502)
                                                         -----------   -----------   ------------
            Net cash provided by operating activities      5,531,994     5,094,336     11,133,036
                                                         -----------   -----------   ------------

  Cash flows from investing activities:
    Amounts received on partial prepayment of note
      receivable from affiliate                                                           144,000
    Additional capitalized costs                            (174,698)      (96,818)      (418,020)
                                                         -----------   -----------   ------------
            Net cash used in investing activities           (174,698)      (96,818)      (274,020)
                                                         -----------   -----------   ------------

  Cash flows from financing activities:
    Distributions to partners                             (4,676,223)   (4,704,691)    (4,736,359)
    Purchase of Limited Partner Units                                                     (20,000)
    Proceeds from issuance of note payable                                             10,000,000
    Prepayments of mortgage notes payable                 (1,379,312)                 (15,400,020)
    Payments of mortgage principal                        (1,300,054)   (1,331,466)    (1,356,271)
    Deferred financing costs                                  19,948       (13,070)      (282,320)
                                                         -----------   -----------   ------------
            Net cash used in financing activities         (7,335,641)   (6,049,227)   (11,794,970)
                                                         -----------   -----------   ------------
            Net decrease in cash and cash equivalents     (1,978,345)   (1,051,709)      (935,954)

  Cash and cash equivalents, beginning of year             7,442,923     5,464,578      4,412,869
                                                         -----------   -----------   ------------

          Cash and cash equivalents, end of year         $ 5,464,578   $ 4,412,869   $  3,476,915
                                                         ===========   ===========   ============

                                  (Continued)

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

               CONSOLIDATED STATEMENTS of CASH FLOWS, Continued
             For the years ended December 31, 1993, 1994 and 1995



  Supplemental disclosure of financing activities:


       During the year ended December 31, 1995, the Partnership recognized an extraordinary gain on the extinguishment of debt.


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

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                  NOTES to CONSOLIDATED FINANCIAL STATEMENTS


  1.  Summary of Significant Accounting Policies:
      ------------------------------------------

       Basis of Consolidation:
       ----------------------

        The consolidated financial statements include the accounts of Corporate
          Property Associates 6, and two 99% owned subsidiaries, CPA(R) Burnhaven Limited Partnership and CPA(R) Peerless Limited Partnership, (collectively, the "Partnership").


       Use of Estimates:
       ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates


       Real Estate Leased to Others:
       ----------------------------

        Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and betterments.

        The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

        The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

              Direct financing method - Leases accounted for under the direct
              -----------------------
              financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

              Operating method - Real estate is recorded at cost, revenue is
              ----------------
              recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

        Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides.


       Operating Real Estate:
       ---------------------

        Land, buildings and personal property are carried at cost. Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.


       Long-Lived Assets:
       -----------------

        Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partership's financial condition or results of operations.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


       Depreciation:
       ------------

        Depreciation is computed using the straight-line method over the estimated useful lives of the components of the particular properties, which range from 5 to 30 years.


       Cash Equivalents:
       ----------------

        The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1994 and 1995 were held in the custody of three financial institutions.

       Deferred Charges:
       ----------------

        Deferred charges incurred in connection with mortgage note financings are deferred and amortized on a straight-line basis over the terms of the mortgages.


       Income Taxes:
       ------------

        A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.


       Deferred Rental Income:
       ----------------------

        Deferred rental income recognized in connection with the amendment of one of the Partnership's leases, is being amortized on a straight-line basis from the date of the amendment through the end of the initial term of the lease (15 1/2 years).

  2. Partnership Agreement:
     ---------------------

        The Partnership was organized on July 23, 1984 under the California
          Revised Uniform Limited Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 100 Limited Partnership Units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2004, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

        The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc. ("Carey Property"), an affiliate of the General Partner), and the Limited Partners are allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to incentive fees during the liquidation stage of the Partnership. A division of W. P. Carey & Co., Inc. ("W.P.

          Carey") is engaged in the real estate brokerage business. The Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement.

  3. Transactions with Related Parties:
     ---------------------------------

        The Partnership holds its 35% interest in two hotel properties in Alpena and Petoskey, Michigan and its 34.4828% ownership interest in a hotel property in Livonia, Michigan as tenants-in-common with affiliates who own the remaining interests. The Partnership's interests in the assets and liabilities of the hotel properties are accounted for on a proportional basis.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The Partnership holds a $1,151,000 note receivable made by Corporate
          Property Associates 5 ("CPA(R):5"), an affiliate. The note bears interest at the rate of 13.48% through August 1, 1999, at which time the interest rate will reset to the Applicable Federal Rate (as defined in the Internal Revenue Code of 1986) at that date. The note matures on May 1, 2012, at which time the entire outstanding principal balance will be due. Under certain circumstances, the principal balance on the note may be reduced. During 1995, principal payments of $144,000 were received from CPA(R):5.

        Under the Agreement, W.P. Carey and other affiliates are entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                            1993      1994      1995
                                          --------  --------  ---------
            Property management fee       $105,395  $ 97,849   $156,629
            General and administrative
              expense reimbursements       111,474   154,562    152,795
                                          --------  --------   --------
                                          $216,869  $252,411   $309,424
                                          ========  ========   ========

        During 1993, 1994 and 1995, fees aggregating $172,094, $96,539 and
          $102,893 respectively, were incurred for legal services performed by a firm in which the Secretary of W.P. Carey, Carey Property and other affiliates is a partner.

        The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Net expenses incurred in 1993, 1994 and 1995 were $52,925, $61,327 and $94,719, respectively. The increase in 1995 expense was due, in part, to certain nonrecuring costs incurred in connection with the relocation of the Partnership's offices.

  4.  Real Estate Leased to Others Accounted for Under the Operating Method and
      -------------------------------------------------------------------------
      Operating Real Estate:
      ---------------------

     A.   Real Estate Leased to Others:
          ----------------------------

          The scheduled minimum future rentals, exclusive of renewals, under noncancellable operating leases amount to approximately $4,944,000 in 1996, $4,950,000 in both 1997 and 1998, $5,033,000 in 1999,
            $5,045,000 in 2000 and aggregate approximately $41,669,000 through 2011.

          Contingent rents were approximately $262,000 in both 1993 and 1994 and $171,000 in 1995.

     B.   Operating Real Estate:
          ---------------------

        Operating real estate, at cost, is summarized as follows:

                                                      December 31,
                                                ------------------------
                                                   1994         1995
                                                -----------  -----------
              Land                              $ 1,337,262  $ 1,337,262
              Building                            9,543,552    9,546,639
              Personal property                   1,533,797    1,948,730
                                                -----------  -----------
                                                 12,414,611   12,832,631
              Less: Accumulated depreciation      3,916,144    4,276,790
                                                -----------  -----------
                                                $ 8,498,467  $ 8,555,841
                                                ===========  ===========

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


  5. Net Investment in Direct Financing Leases:
     -----------------------------------------

        Net investment in direct financing leases is summarized as follows:

                                                          December 31,
                                                   --------------------------
                                                       1994          1995
                                                   ------------  ------------
              Minimum lease payments receivable    $ 71,030,935  $ 66,850,664
              Unguaranteed residual value            36,920,755    36,920,755
                                                   ------------  ------------
                                                    107,951,690   103,771,419
              Less, Unearned income                  71,030,935    66,850,664
                                                   ------------  ------------
                                                   $ 36,920,755  $ 36,920,755
                                                   ============  ============

        The scheduled minimum future rentals, exclusive of renewals, under noncancellable financing leases amount to approximately $4,714,000 in each of the years 1996 to 2000 and aggregate approximately $66,851,000 through the year 2011.

        Contingent rents were approximately $551,000, $576,000 and $1,113,000 in 1993, 1994 and 1995, respectively.

  6. Mortgage Notes Payable and Note Payable:
     ---------------------------------------

      A. Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $62,051,000, before accumulated depreciation. As of December 31, 1995, mortgage notes payable bear interest at rates varying from 6.4% to 13% per annum and mature from 1996 to 2015.

         Scheduled principal payments, including mortgage notes subject to acceleration, during each of the next five years following December 31, 1995 and thereafter are as follows:


           Year Ending December 31,
           ---------------------------
             1996                              $ 6,964,705
             1997                               10,235,860
             1998                                9,454,945
             1999                                  314,135
             2000                                  339,717
             Thereafter                          5,953,735
                                               -----------
              Total                            $33,263,097
                                               ===========

      B. The Partnership's $10,000,000 note payable requires quarterly payments of interest only at the variable interest rate of the three-month London Inter-Bank Offered Rate plus 4.25% per annum and is subject to the following conditions: The Partnership must offer as a prepayment to the lender the proceeds from the sale of any Partnership properties; however, the lender may decline such proceeds. The Partnership must maintain ratios of Free Operating Cash Flow, as defined, to debt service on the loan ranging from 3.4:1 to 3:1 over the life of the agreement and maintain a consolidated net worth and appraised property values of $25,000,000, as adjusted. Under the terms of the credit agreement, the Partnership also has agreed that it may obtain new limited recourse debt on any of its properties only for the purpose of refinancing existing mortgage debt. At December 31, 1995, the Partnership is in compliance with such terms. Total mortgage indebtedness may not exceed $37,952,884 as adjusted for subsequent scheduled principal amortization on existing mortgage loans plus closing costs on any new loans.

         The $10,000,000 credit agreement loan is a recourse obligation of the Partnership and matures on July 1, 1999. Except for the application of proceeds from the sale of properties and other limited circumstances, no loan prepayments may be made until January 1, 1999.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Interest paid was $5,422,029, $4,554,644 and $4,894,003 in 1993, 1994 and 1995, respectively.

  7.  Distributions to Partners:
      --------------------------

      Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                              Limited
Year Ending      Distributions Paid   Distributions Paid   Partners' Per
December 31,     to General Partners  to Limited Partners   Unit Amount
- -------------    -------------------  -------------------  -------------
       1993                 $279,208           $4,397,015         $91.70
                            ========           ==========         ======
       1994                 $280,823           $4,423,868         $92.26
                            ========           ==========         ======
       1995                 $282,718           $4,453,641         $92.91
                            ========           ==========         ======

       Distributions of $66,660 to the General Partners and $1,138,338 to the Limited Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

  8.  Income for Federal Tax Purposes:
      -------------------------------

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                         1993          1994          1995
                                                     ------------  ------------  ------------
         Net income per Statements of Income         $ 3,920,308   $ 3,099,165   $ 7,858,936
         Excess tax depreciation                      (2,121,960)   (2,152,351)   (2,289,920)
         Difference in recognition of settlements                                  3,101,971
         Other                                           293,439       209,489      (799,351)
                                                     -----------   -----------   -----------
             Income reported for Federal
               income tax purposes                   $ 2,091,787   $ 1,156,303   $ 7,871,636
                                                     ===========   ===========   ===========

  9.  Industry Segment Information:
      ----------------------------

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and its participation in the operation of three hotels.

        In 1993, 1994 and 1995, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                             1993           %           1994           %             1995       %
                                          -----------  ------------  -----------  ------------    -----------  ---
   Stoody Deloro Stellite, Inc.           $1,711,322            16%  $1,711,322            16%    $2,147,046   19%
   AP Parts Manufacturing
     Company                               1,526,387            14    1,526,387            14      1,526,387   14
   AutoZone, Inc.                          1,353,943            13    1,364,809            13      1,447,852   13
   Peerless Chain Company                  1,269,453            12    1,269,453            12      1,279,668   12
   Anthony's Manufacturing
     Company, Inc.                         1,348,106            13    1,348,106            13      1,072,711   10
   Wal-Mart Stores, Inc.                                                827,265             8        827,265    8
   Kinney Shoe Corporation/Armel, Inc.       672,761             6      672,761             6        679,063    6
   Folger Adam Company                       565,908             5      565,908             5        599,259    5
   Motorola, Inc.                            500,000             4      500,000             5        500,000    5
   Harcourt General Corporation              467,500             4      467,500             4        467,500    4
   Lockheed Martin Corporation               293,000             3      293,000             3        293,000    3
   Winn-Dixie Stores, Inc.                   170,399             2      170,399             1        170,399    1
   Pace Membership Warehouse, Inc.           827,265             8
                                         -----------   ------------  -----------  ------------   ------------  ---
                                         $10,706,044           100%  $10,716,910          100%   $11,010,150   100%
                                         ===========   ============  ===========  ============   ============  ===

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



        Summarized operating results of the Partnership's share of the operations of three hotels are:


                                            1993          1994          1995
                                        ------------  ------------  ------------
      Revenues                          $ 4,186,518   $ 4,371,566   $ 4,630,619
      Fees paid to hotel management
        company                             (78,381)     (108,480)      (94,948)
      Other operating expenses           (3,197,429)   (3,187,583)   (3,501,460)
                                        -----------   -----------   -----------
      Partnership's interest in
        earnings of hotel operations    $   910,708   $ 1,075,503   $ 1,034,211
                                        ===========   ===========   ===========

  10. Hotel Property in Livonia, Michigan:
      -----------------------------------

        On November 20, 1987, the Partnership and Corporate Property Associates
          7 ("CPA(R):7"), an affiliate, purchased a Holiday Inn in Livonia, Michigan with 34.4828% and 65.5172% interests, respectively, as tenants-in-common and entered into a net lease with Brock Hotel Corporation which subsequently changed its name to Integra - A Hotel and Restaurant Company ("Integra"). Integra subsequently assigned its interest in the lease to a wholly-owned subsidiary, Livonia Inn Management, Inc. while Integra remained the guarantor of the lease.

        As a result of Integra's financial condition, the subsidiary stopped paying rent in May 1992 with Integra subsequently filing a voluntary bankruptcy petition in July 1992. Both of these events were defaults under the lease as well as the mortgage note collateralized by the Livonia property. In August 1992, pursuant to a letter of agreement, the Partnership and CPA(R):7 assumed control of the hotel operations.

        In September 1993, the mortgage loan on the property of approximately
          $12,000,000 (of which the Partnership's share was approximately $4,138,000) was restructured. In consideration for a mortgage principal payment of $4,000,000, the annual interest rate on the mortgage loan was reduced from a fixed rate of 10.9% to the London Inter-Bank Offering Rate ("LIBOR") plus 3.5% retroactively to June 1992, and the lender agreed not to accelerate the loan. The Partnership advanced CPA(R):7's share of the mortgage prepayment and was repaid in November 1993 for the advance. In connection with providing the advance, the Partnership received $90,000 from CPA(R):7 based on a preferred return pursuant to a fairness opinion provided by an independent investment banking firm.

        On March 8, 1994, the Partnership and CPA(R):7, executed a settlement agreement with the Hallwood Group, Inc. ("Hallwood Group"), Integra's largest shareholder, under which the Partnership and CPA(R):7 agreed to surrender a promissory note made by Hallwood Group, which had been pledged by Integra to the Partnership and CPA(R):7 as additional collateral to Integra's lease obligation, in exchange for $150,000 in cash, a $500,000 promissory note from Hallwood Group and an equity participation having a potential value of up to $500,000 from the Hallwood Group. The $500,000 note bears interest at 8% per annum and matures no later than March 8, 1998 and, subject to certain conditions, is redeemable at an earlier date. The note is collateralized by the Hallwood Group's pledge of 446,345 of its limited partnership units of Hallwood Realty Partners, L.P. ("Hallwood Realty"), a publicly traded limited partnership. The

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



          pledged units represent 5.2% of all outstanding limited partnership units of Hallwood Realty. Under the settlement agreement, the Hallwood Group has the obligation to pay to the Partnership and CPA(R):7 an amount equal to 25% of the increase in value of the Hallwood Realty units up to $500,000, from March 1994 to the note maturity date. If the price per unit increases to $9 or greater, the Partnership and CPA(R):7 may, subject to certain restrictions, receive a payment from the Hallwood Group representing the 25% appreciation of the pledged units prior to the note maturity date. At December 31, 1995, the pledged limited partnership units had a market value of $16.50 per unit.

        The Partnership's share of the cash proceeds and the note receivable of $224,138 are included in other income in 1994.

  12. Extraordinary Gain on Extinguishment of Debt:
      --------------------------------------------

        On May 24, 1995, the Partnership and Anthony's Manufacturing Company,
          Inc. ("Anthony's") entered into a settlement agreement at which time the Partnership withdrew its eviction suit against Anthony's. The Partnership had filed the eviction notice because Anthony's had not paid a scheduled monthly rent increase of $10,485 which had been effective since March 1992 and had made only two monthly rental payments since February 1994. In connection with the settlement agreement, Anthony's made lump sum payments aggregating $1,550,000 in settlement of a rent arrearage of $1,712,098. Of the $1,550,000 received $561,710 was applied to 1995 rents receivable for the period from January 1, 1995 through May 31, 1995 with the remaining $988,290 applied to prior period rents, all of which had been included in the Partnership's reserve for uncollected rents of $1,150,388 at December 31, 1994. Net of the legal costs of the settlement of $300,476, the Partnership recognized $687,814 on the settlement which is included in the accompanying consolidated financial statements as other income. Under the settlement, the Partnership and Anthony's agreed to modify the existing lease. Under the lease modification agreement, effective June 1, 1995, Anthony's monthly rental payment decreased from $112,342 to $73,000 and the expiration of the initial term of the lease was extended to May 2007 from February 2002. The amended lease also provides for rental increases in June 1998, 2001 and 2005 with such increase based on a formula indexed to increases in the CPI.

        On May 24, 1995, the Partnership paid off and satisfied the mortgage loan collateralized by the Anthony's properties. The lender accepted payments aggregating $5,440,000 to satisfy an outstanding principal balance of $6,853,966 and accrued interest thereon of $705,387. In connection with the satisfaction of the debt, the Partnership recognized an extraordinary gain on the extinguishment of debt of $2,088,268, net of certain related legal costs. To pay off the mortgage obligation, the Partnership used the $1,550,000 received from Anthony's under the settlement agreement and obtained $4,000,000 from the renegotiation of its credit agreement to $10,000,000 (see Note
          6B).

  13. Peerless Chain Property:
      ------------------------

        In June 1986, the Partnership acquired a property in Winona, Minnesota and entered into a lease with Peerless Chain Company with an initial term of 25 years and three five-year renewal terms. In September 1989, in connection with the purchase of Peerless by Bridgewater Resources Corporation ("Bridgewater"), the Partnership agreed to amend the Peerless lease by modifying certain financial covenant provisions in exchange for Bridewater's execution of a guaranty and suretyship agreement under which Bridgewater unconditionally guaranteed the lease obligations of Peerless.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



        On December 15, 1995, in connection with the sale of Peerless by Bridgewater, the Partnership and Peerless agreed to amend the Peerless lease. Pursuant to the amendment, the guaranty and suretyship agreement was terminated, Peerless was granted an option to reduce future rents, as described below, and certain of the lease's financial covenants were modified. In agreeing to the modification of the lease, the Partnership received $3,800,000 as a restructuring fee.
          The Partnership has recorded the $3,800,000 as deferred rental income and is amortizing such amount over the remaining 15 1/2 years of the initial term of the Peerless lease.

        Under the lease amendment, Peerless was granted an option which would allow it to reduce all future scheduled rent increases from 100% of the increase in the CPI at the applicable rent increase date to 50% of such increase. In order for Peerless to exercise this option, exercisable at any time prior to May 1, 1996, Peerless would be required to pay the Partnership a one-time lump sum payment of $1,300,000. A rent increase is scheduled for July 1996 and every five years thereafter.

        The Partnership used $3,344,872 of the proceeds from the lump sum payment to prepay in its entirety the mortgage loan on the Peerless property. The loan required monthly payments of principal and interest of $43,447 and was scheduled to mature on July 1, 1996 at which time a balloon payment of $3,255,375 would have been due.


  14. Subsequent Events:
      ------------------

      A. On January 25, 1996, the Partnership and AP Parts Manufacturing Company ("AP Parts") entered into a lease modification in connection with the Partnership funding $1,700,000 of improvements to the AP Parts property in Toledo, Ohio.


         Under the lease modification agreement, the initial lease term has been extended from December 31, 2001 to December 31, 2007 with AP Parts' annual rent increasing by $216,850. The modification of the lease also provides for two ten-year renewal terms followed by a five-year renewal term at the option of the tenant.

         In connection with funding the AP Parts improvements, the Partnership refinanced an existing loan with an outstanding balance of $4,025,520 with a limited recourse mortgage loan of $6,000,000. The new loan agreement provides for monthly payments of principal and interest of $63,120 at the rate of 7.625% per annum and matures on February 1, 2001 at which time a balloon payment of $4,124,757 will be due. The retired loan provided for monthly payments of principal and interest of $73,096 at 9.5% per annum through January 1997 at which time a balloon payment of $3,525,571 would have been due.

      B. On February 8, 1996, Folger Adam Company ("Folger Adam"), the lessee of the Partnership's property in Lemont, Illinois, filed a petition of voluntary bankruptcy. As a result of filing the petition and failing to pay its rents in a timely manner, the Partnership declared Folger Adam in default under the lease. As a result of such default, the Partnership's nonrecourse mortgage loan collateralized by the Folger Adam property is also in default even though the Partnership has continued to pay monthly debt service installments. As a result of the defaults, the entire unpaid principal balance of the loan of $1,912,188 is subject to acceleration by the lender; however, the Partnership has not received any notice of acceleration from the lender. In the event the loan is not accelerated, a balloon payment for the entire outstanding principal balance is scheduled to be paid in November 1996.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


        The Partnership is currently in discussions with a company which, in March 1996, purchased Folger Adam's assets and operations. The Partnership is attempting to execute a new lease with the company. It is expected that the annual rental amount will be significantly lower than the annual rental pursuant to the Folger Adam lease.


  15. Environmental Matters:
      ---------------------

        All of the Partnership's properties, other than the hotel properties, are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Partnership absorbs a portion of any costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

        In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on various of its properties. The Partnership believes, based on the results of such Phase I and Phase II reviews, that its properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with leakage from underground storage tanks or surface spills. For those conditions which were identified, the Partnership advised the affected tenant of the Phase II findings and of its obligation to perform required remediation.

  16. Disclosures About Fair Value of Financial Instruments:
      -----------------------------------------------------

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Partnership estimates that the fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1995. The fair value of debt instruments was evaluated using a discounted cash flow with discount rates which take into account the credit of the tenants and interest rate risk. The Partnership note payable is a variable rate obligation indexed to the three-month London Inter-Bank Offered Rate. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1995.


  17. Funds in Escrow:
      ---------------

        At December 31, 1994 and 1995, funds in escrow consisted of a debt service escrow account on the Alpena and Petoskey hotel property mortgage loans and furniture, fixture and equipment reserves for the hotel operations as follows:

                                                           December 31,
                                                           ------------
                                                         1994          1995
                                                         ----          ----
              Debt service escrow account             $  221,900     $221,900
              Furniture, fixture and
                equipment reserves                        40,666      157,175
                                                      ----------     --------
                                                      $  262,566     $379,075
                                                      ==========     ========

                              CORPORATE PROPERTY
                                 ASSOCIATES 6
                            - a California limited
                                  partnership
                               and SUBSIDIARIES

             SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1995

                                                                                     Costs
                                                 Initial Cost to                   Capitalized
                                                 Partnership          Personal    Subsequent to
                                            ------------------------
       Description            Encumbrances  Land         Buildings    Property    Acquisition(a)
- ---------------------------   ------------  -----------  -----------  ----------  -----------

  Operating method:
  Office facility leased
   to Motorola, Inc.           $ 2,310,436  $   387,000  $ 3,981,000                 $ 11,455

  Land leased to

   AutoZone, Inc.                3,505,952    4,189,757                                (1,437)

  Warehouse and
   manufacturing
   facility leased to
   Martin Marietta
   Corporation                                  398,475    2,590,092                   26,491

  Motion picture theatre
   leased to Harcourt
    General
   Corporation                   2,172,255    1,144,000    3,186,000                   11,035

  Warehouse and office
   facility leased to
   Kinney Shoe Corporation/
   Armel, Inc.                     511,065    1,360,935    3,899,415                    8,000
  Manufacturing facilities
   leased to AP Parts
   Manufacturing Company,
    Inc.                         4,040,893      443,500   11,256,500                    5,000

  Manufacturing facilities
   leased to Anthony's
   Manufacturing Company,
    Inc.                                      3,200,000    8,300,000

  Retail store leased to
   Winn Dixie Stores, Inc.       1,500,000      276,600    1,631,560                   27,730
                               -----------  -----------  -----------                 --------
                               $14,040,601  $11,400,267  $34,844,567                 $ 88,274
                               ===========  ===========  ===========                 ========
  Operating real estate (d):
  Hotel properties located in
   Alpena, Michigan            $ 2,625,000  $    73,500  $ 2,645,125  $  259,875     $296,860

   Petoskey, Michigan            2,625,000      184,450    2,526,125     267,925      207,529

   Livonia, Michigan             2,645,900    1,079,312    4,279,315     779,311      233,304
                               -----------  -----------  -----------  ----------     --------
                               $ 7,895,900  $ 1,337,262  $ 9,450,565  $1,307,111     $737,693
                               ===========  ===========  ===========  ==========     ========

                                 Gross Amount at which Carried
                                 at Close of Period (b)(c)(d)
                              ------------------------------------
                                                          Personal                   Accumulated
       Description            Land           Buildings    Property       Total     Depreciation (c)(d)
       -----------            ----           ---------    --------       -----     -------------------
  Operating method:
  Office facility leased
   to Motorola, Inc.            $   387,000  $ 3,992,455              $ 4,379,455  $ 1,336,147

  Land leased to

   AutoZone, Inc.                 4,188,320                             4,188,320

  Warehouse and
   manufacturing
   facility leased to
   Martin Marietta
   Corporation                      401,541    2,613,517                3,015,058      837,892

  Motion picture theatre
   leased to Harcourt
    General
   Corporation                    1,144,000    3,197,035                4,341,035    1,003,567

  Warehouse and office
   facility leased to
   Kinney Shoe Corporation/
   Armel, Inc.                    1,360,935    3,907,415                5,268,350    1,210,224
  Manufacturing facilities
   leased to AP Parts
   Manufacturing Company,
    Inc.                            443,500   11,261,500               11,705,000    3,387,533

  Manufacturing facilities
   leased to Anthony's
   Manufacturing Company,
    Inc.                          3,200,000    8,300,000               11,500,000    2,448,334

  Retail store leased to
   Winn Dixie Stores, Inc.          276,600    1,659,290                1,935,890      429,901
                                -----------  -----------              -----------  -----------
                                $11,401,896  $34,931,212              $46,333,108  $10,653,598
                                ===========  ===========              ===========  ===========
  Operating real estate (d):
  Hotel properties located in
   Alpena, Michigan             $    73,500  $ 2,645,125  $  556,735  $ 3,275,360  $ 1,150,187
   Petoskey, Michigan               184,450    2,526,125     475,454    3,186,029    1,123,986
   Livonia, Michigan              1,079,312    4,375,389     916,541    6,371,242    2,002,617
                                -----------  -----------  ----------  -----------  -----------
                                $ 1,337,262  $ 9,546,639  $1,948,730  $12,832,631  $ 4,276,790
                                ===========  ===========  ==========  ===========  ===========

  See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1995


                                                         Initial Cost To              Costs
                                                          Partnership              Capitalized
                                                ---------------------------------
                                                                         Personal  Subsequent to
       Description             Encumbrances     Land      Buildings      Property  Acquisition(a)
       -----------             ------------     ----     -----------     --------  --------------

     Financing method:
     Manufacturing and
      warehouse facility
      leased to Stoody
      Deloro Stellite,
      Inc.                                   $2,615,000   $9,085,000


     Manufacturing and office
      facility leased to
      Folger Adam Company        $1,912,188     300,000    3,400,000



     Retail stores leased to
      AutoZone, Inc.              5,969,594                7,004,305               $11,200



     Manufacturing facility
      leased to Peerless
      Chain Company                             829,000    6,991,000


     Retail and warehouse
      facility leased to
      Wal-Mart Stores, Inc.,      3,444,814   1,467,000    5,208,000                10,250
                                 ----------  ----------  -----------               -------

                                $11,326,596  $5,211,000  $31,688,305               $21,450
                                ===========  ==========  ===========               =======

                               Gross Amount at Which Carried
                               at Close of Period (b)
                               ------------------------------------------------
                                                             Personal
Description                    Land           Buildings      Property     Total           Date Acquired
- -----------                    ----           ---------      --------     -----           -------------

     Financing method:
     Manufacturing and
      warehouse facility
      leased to Stoody
      Deloro Stellite,                                                                     February 14,
      Inc.                                                                $11,700,000        1985

     Manufacturing and office                                                              August 13,
      facility leased to                                                                     1985
      Folger Adam Company                                                   3,700,000

     Retail stores leased to                                                               January 17, 1986
      AutoZone, Inc.                                                        7,015,505      May 2, 1986

     Manufacturing facility
      leased to Peerless
      Chain Company                                                         7,820,000      June 18, 1986

     Retail and warehouse
      facility leased to
      Wal-Mart Stores, Inc.,                                                6,685,250      August 7, 1986
                                                                          -----------
                                                                          $36,920,755
                                                                          ===========

     See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                       NOTES TO SCHEDULE of REAL ESTATE
                         and ACCUMULATED DEPRECIATION



      (a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees and purchase of furniture, fixtures, equipment and improvements at the hotel properties.

      (b) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $83,462,330.

      (c)

                            Reconciliation of Real Estate Accounted
                            ---------------------------------------
                                for Under the Operating Method
                                ------------------------------

                                         December 31,
                                       ----------------
                                       1994        1995
                                       ----        ----
       Balance at beginning and
         close of year             $46,333,108  $46,333,108
                                   ===========  ===========



                             Reconciliation of Accumulated Depreciation
                             ------------------------------------------

                                           December 31,
                                     ------------------------
                                        1994         1995
                                     -----------  -----------


       Balance at beginning
         of period                    $8,324,868  $ 9,489,233

       Depreciation expense for
         the period                    1,164,365    1,164,365
                                      ----------  -----------

       Balance at close of period     $9,489,233  $10,653,598
                                      ==========  ===========

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                       NOTES TO SCHEDULE of REAL ESTATE
                         and ACCUMULATED DEPRECIATION



       (d)                       Reconciliation of Operating Real Estate
                                 ---------------------------------------

                                               December 31,
                                             ----------------
                                             1994        1995
                                             ----        ----
       Balance at beginning
         of period                        $12,317,793  $12,414,611


       Additions during the period              96,818     418,020
                                           ----------- -----------


       Balance at close of period         $12,414,611  $12,832,631
                                          ===========  ===========




                                 Reconciliation of Accumulated Depreciation
                                 ------------------------------------------
                                           for Operating Real Estate
                                           -------------------------

                                                      December 31,
                                                    ----------------
                                                    1994        1995
                                                    ----        ----

       Balance at beginning
         of period                               $3,459,480  $3,916,144

       Depreciation expense for the period          456,664     360,646
                                                 ----------  ----------

       Balance at close of period                $3,916,144  $4,276,790
                                                 ==========  ==========


PROPERTIES
- -------------------------------------------------------------------------------------------------

       LEASE                                                                   TYPE OF OWNERSHIP
      OBLIGOR             TYPE OF PROPERTY            LOCATION                     INTEREST
- --------------------  --------------------------  ------------------           ------------------

  STOODY DELORO       Warehouse and Manu-         Industry,                    Ownership of land
  STELLITE, INC.      facturing Facility          California                   and building

  FOLGER ADAM         Manufacturing               Lemont,                      Ownership of land
  COMPANY             Facility                    Illinois                     and building (1)

  MOTOROLA, INC.      Computer and                Urbana,                      Ownership of land
                      Telecommunication Facility  Illinois                     and building (1)

  LOCKHEED MARTIN     Warehouse and               Glen Burnie,                 Ownership of land
  CORPORATION         Manufacturing Facility      Maryland                     and building

  AUTOZONE, INC.      Retail Stores -             Charlotte, Lenoir,           Ownership of land
                      36 locations                Gastonia, and                and buildings (1)
                                                  Statesville, North Carolina
                                                  Austin, Corpus
                                                  Christi-2, McAllen,
                                                  Nederland, Port
                                                  Arthur, San Antonio,
                                                  Victoria, Waco, Weslaco,
                                                  and West Orange, Texas
                                                  Bessemer, Birmingham,
                                                  Chickasaw, Decatur,
                                                  Mobile, Montgomery and
                                                  Phenix City, Alabama
                                                  Alton, Belleville,
                                                  Collinsville and
                                                  Wood River, Illinois
                                                  Columbus and Dalton,
                                                  Georgia
                                                  Baton Rouge, Lake
                                                  Charles-2 and West
                                                  Monroe, Louisiana
                                                  Breckenridge, Maplewood,
                                                  Overland and St. Louis, Missouri


  LEASE                                                      TYPE OF OWNERSHIP
 OBLIGOR             TYPE OF PROPERTY      LOCATION              INTEREST
- ---------            ----------------      --------          -----------------

  (2)                Hotel                 Petoskey and       Ownership of 35% interest
                     - 2 locations         Alpena, Michigan   in land and buildings (1)

  PEERLESS CHAIN     Manufacturing         Winona,            Ownership of land
  COMPANY            Facility              Minnesota          and building


  HARCOURT GENERAL   Movie Theatre         Burnsville,        Ownership of land
  CORPORATION                              Minnesota          and building (1)


  WAL-MART STORES,   Retail/Warehouse      West Mifflin,      Ownership of land
  INC.               Facility              Pennsylvania       and building (1)



  KINNEY SHOE        Warehouse and         Fort Lauderdale,   Ownership of land
  CORPORATION/       Office Facility       Florida            and building (1)
  ARMEL, INC.


  AP PARTS           Manufacturing         Toledo, Ohio       Ownership of land
  MANUFACTURING      Facility -            Pinconning,        and buildings (1)
  COMPANY            2 locations           Michigan

  ANTHONY'S          Manufacturing/        San Fernando,      Ownership of land
  MANUFACTURING      Warehouse and         California         and buildings
  COMPANY, INC.      Corporate
                     Headquarters
                     Facilities -
                     4 locations


   (2)               Hotel                 Livonia, Michigan  Ownership of 34.4828%
                                                              interest in land
                                                              and building (1)


  WINN DIXIE STORES, Supermarket           Panama City,       Ownership of land
  INC.                                     Florida            and building (1)



  (1) These properties are encumbered by mortgage notes payable.
  (2) These properties are operated with affiliates.

  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
       UNITHOLDER MATTERS
  ------------------------------------------------------------------------------


            Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership.
  As of December 31, 1995, there were 2,828 holders of record of the Limited Partnership Units of the Partnership.

            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:


                              Cash Distributions Paid Per Unit
                              --------------------------------
                                1993       1994        1995
                              ---------  ---------  ----------

            First quarter        $22.85     $23.03      $23.13
            Second quarter        22.90      23.05       23.15
            Third quarter         22.95      23.08       23.25
            Fourth quarter        23.00      23.10       23.38
                                 ------     ------      ------
                                 $91.70     $92.26      $92.91
                                 ======     ======      ======




  REPORT ON FORM 10-K
  ------------------------------------------------------------------------------


            The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

  DIRECTORS AND SENIOR OFFICERS
  ------------------------------------------------------------------------------


       The Partnership has no officers or directors. The senior officers and directors of the Corporate General Partner are as follows:

       William Polk Carey       Chairman of the Board
                                Director
       Francis J. Carey         President
                                Director
       George E. Stoddard       Chairman of the Investment Committee
                                Director
       Raymond S. Clark         Chairman of the Executive Committee
                                Director
       Madelon DeVoe Talley     Vice Chairman of the Board
                                Director
       Barclay G. Jones III     Executive Vice President
                                Director
       Lawrence R. Klein        Chairman of the Economic Policy
                                   Committee
                                Director
       Claude Fernandez         Executive Vice President
                                Chief Administrative Officer
       Howard J. Altmann        Senior Vice President
       H. Augustus Carey        Senior Vice President
       John J. Park             Senior Vice President
                                Treasurer
       Debra E. Bigler          First Vice President
       Ted G. Lagried           First Vice President
       Anthony S. Mohl          First Vice President
       Michael D. Roberts       First Vice President
                                Controller


      The directors and senior officers of W. P. Carey & Co., Inc. are substantially the same as above.



      A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.

            George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

            Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.

            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

            Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

            Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

            Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.