Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1996-05-15
CIK 750456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                       MARCH 31, 1996
 ended                       ---------------------------------------------------
                                       or

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from ___________________ to _____________________

Commission file number                0-14551
                                      -------

                         CORPORATE PROPERTY ASSOCIATES 6
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                         13-3247122
         ----------                                        -----------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
- ----------------------------------------                           ------
(Address of principal executive offices)                            (Zip Code)

                                        (212)  492-1100
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

                                     [X]  Yes      [_]   No

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                     INDEX


PART I
- ------
Item 1.-Financial Information*

         Consolidated Balance Sheets, December 31, 1995
         and March 31, 1996                                         2

         Consolidated Statements of Income for the three
         months ended March 31, 1995 and 1996                       3

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1995 and 1996                     4-5

         Notes to Consolidated Financial Statements               6-7

Item 2.- Management's Discussion of Operations                      8

PART II
- -------

Item 6.- Exhibits and Reports on Form 8-K                           9

Signatures                                                         10



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS



                                                    December 31,    March 31,
                                                        1995           1996
                                                    -------------  ------------
                                                       (Note)      (Unaudited)
          ASSETS:
     Land, buildings and personal property,
       net of accumulated depreciation of
       $14,930,388 at December 31, 1995 and
       $15,320,820 at March 31, 1996                 $44,235,351   $49,108,209
     Net investment in direct financing leases        36,920,755    32,887,655
     Real estate held for sale                                         306,337
     Cash and cash equivalents                         3,476,915     3,902,310
     Notes receivable from affiliate                   1,151,000     1,151,000
     Accrued interest and rents receivable                28,251        15,353
     Other assets                                      2,609,407     2,685,313
                                                     -----------   -----------

           Total assets                              $88,421,679   $90,056,177
                                                     ===========   ===========


          LIABILITIES:
     Mortgage notes payable                          $33,263,097   $34,754,388
     Note payable                                     10,000,000    10,000,000
     Accrued interest payable                            482,195       475,625
     Accounts payable and accrued expenses               353,851       280,535
     Accounts payable to affiliates                       75,323        84,362
     Prepaid rental income and other liabilities         354,235       416,937
     Deferred rental income                            3,789,785     3,728,495
                                                     -----------   -----------
           Total liabilities                          48,318,486    49,740,342
                                                     -----------   -----------


          PARTNERS' CAPITAL:
     General Partners                                   (156,867)     (138,469)

     Limited Partners (47,930 Limited
     Partnership Units issued and outstanding
     at December 31, 1995 and March 31, 1996)         40,260,060    40,454,304
                                                     -----------   -----------

           Total partners' capital                    40,103,193    40,315,835
                                                     -----------   -----------

           Total liabilities and
             partners' capital                       $88,421,679   $90,056,177
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

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                    Three Months Ended
                                         --------------------------------------
                                             March 31, 1995      March 31, 1996
                                         ----------------------  --------------

Revenues:
Rental income from operating leases                  $1,366,233      $1,302,939
Interest from direct financing leases                 1,344,269       1,405,710
Other interest income                                    91,803          89,936
Revenue of hotel operations                           1,078,409       1,135,887
Other income                                             47,956
                                                     ----------      ----------
                                                      3,928,670       3,934,472
                                                     ----------      ----------

Expenses:
Interest                                              1,154,198       1,039,515
Depreciation                                            379,881         390,432
General and administrative                              177,476         101,256
Property expense                                         74,534          46,844
Amortization                                             41,044          57,559
Operating expenses of
hotel operations                                        865,697         912,682
                                                     ----------      ----------
                                                      2,692,830       2,548,288
                                                     ----------      ----------


Income before gain on
  sale of real estate                                 1,235,840       1,386,184
Gain on sale of real estate                                              31,456
                                                     ----------      ----------

Net income                                           $1,235,840      $1,417,640
                                                     ==========      ==========

Net income allocated to
General Partners                                     $   74,150      $   85,058
                                                     ==========      ==========

  Net income allocated to
     Limited Partners                                $1,161,690      $1,332,582
                                                     ==========      ==========


  Net imncome per Unit
 (47,930 Limted Partnership Units)                       $24.24          $27.80
                                                     ==========      ==========


  The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      -------------------------
                                                                                          1995          1996
                                                                                      -----------   ------------
     Cash flows from operating activities:
          Net income                                                                   $ 1,235,840   $ 1,417,640
          Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                                    420,925       447,991
          Amortization of deferred rental income                                                         (61,290)
          Gain on sale of real estate                                                                    (31,456)
          Net change in operating assets and liabilities                                  (456,705)      142,073
                                                                                       -----------   -----------

          Net cash provided by operating activities                                      1,200,060     1,914,958
                                                                                       -----------   -----------


     Cash flows from investing activities:
          Additional capitalized costs                                                      (5,017)   (1,762,598)
          Proceeds from sale of real estate                                                              257,527
                                                                                       -----------   -----------

          Net cash used in provided by investing activities                                 (5,017)   (1,505,071)
                                                                                       -----------   -----------


     Cash flows from financing activities:
          Distributions to partners                                                     (1,179,487)   (1,204,998)
          Repurchase of Limited Partner Units                                              (20,000)
          Proceeds from mortgage                                                                       6,000,000
          Proceeds from note payable                                                     6,000,000
          Prepayment of mortgages payable                                               (6,615,148)   (4,257,315)
          Payments on mortgage principal                                                  (338,600)     (251,394)
          Deferred financing costs                                                        (216,171)     (270,785)
                                                                                       -----------   -----------

          Net cash (used in) provided by
          financing activities                                                          (2,369,406)       15,508
                                                                                       -----------   -----------

          Net decrease in cash and
          cash equivalents                                                              (1,174,363)      425,395

     Cash and cash equivalents, beginning of period                                      4,412,869     3,476,915
                                                                                       -----------   -----------

          Cash and cash equivalents, end of period                                     $ 3,238,506   $ 3,902,310
                                                                                       ===========   ===========

     Interest paid                                                                     $ 1,035,341   $ 1,046,085
                                                                                       ===========   ===========


                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for
     interim financial information and with the instructions to Form   10-Q and
     Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:

        Quarter Ended   General Partners   Limited Partners  Per Limited
                                                             Partnership Unit
        -------------   ----------------   ----------------  ----------------

       December 31, 1995     $66,660         $1,138,338         $23.75
                             =======         ==========         ======


     A distribution of $24.00 per Limited Partnership Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1995 and 1996, the Partnership incurred management fees of $23,422 and $27,101, respectively, and general and administrative expense reimbursements of $37,676 and $26,542, respectively.

     The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $46,727 and $36,203, respectively.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                                 1995      %       1996      %
                                              ----------  ----  ----------  ----

     Stoody Deloro Stellite, Inc.             $  471,403   18%  $  558,548   21%
     AP Parts Manufacturing, Inc.                381,596   14      421,303   16
     Peerless Chain Company                      328,904   12      378,653   14
     AutoZone, Inc.                              337,027   12      342,489   13
     Anthony's Manufacturing Company, Inc.       317,363   12      219,000    8
     Wal-Mart Stores, Inc.                       206,815    8      206,815    8
     Kinney Shoe Corporation                     168,192    6      168,192    6
     Motorola, Inc.                              125,000    5      135,000    5
     Harcourt General Corporation                116,875    4      116,875    4
     Lockheed Martin Corporation                  73,250    3       73,250    3
     Folger Adam Company                         141,477    5       45,924    1
     Winn-Dixie Stores, Inc.                      42,600    1       42,600    1
                                              ----------  ---   ----------  ---
                                              $2,710,502  100%  $2,708,649  100%
                                              ==========  ===   ==========  ===


     Operating results of the three hotels for the three-month periods ended March 31, 1996 and 1995 are summarized as follows:

                                                 1995          1996
                                              -----------  ------------
     Revenue                                  $1,078,409    $1,135,887
     Fees paid to hotel management company       (16,612)      (27,564)
     Other operating expenses                   (849,085)     (885,118)
                                              ----------    ----------
     Hotel operating income                   $  212,712    $  223,205
                                              ==========    ==========

     Note 5.  Properties Leased to AP Parts Manufacturing, Inc.:
              -------------------------------------------------

     In connection with the Partnership's funding $1,700,000 of improvements to the AP Parts Manufacturing Company ("AP Parts") property in Toledo, Ohio, on January 25, 1996, the Partnership and AP Parts agreed to a modification of the AP Parts lease. Under the agreement, the initial lease term has been extended from December 31, 2001 to December 31, 2007 with AP Parts' annual rent increasing by $216,850 to $1,742,966. The modification also provides for two ten-year renewal terms followed by a five-year renewal term, all at the option of the lessee.

     In connection with funding the improvements, the Partnership paid off an existing mortgage loan of $3,999,788 with a new limited recourse mortgage loan of $6,000,000. The new loan agreement provides for monthly payments of principal and interest of $63,120 at an annual interest rate of 7.625% and matures on February 1, 2001 at which time a balloon payment of $4,124,757 will be due. The retired loan provided for monthly payments of principal and interest of $73,096 at an annual interest rate of 9.5%.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 6.  Property Formerly Leased to Folger Adam Company:
              -----------------------------------------------

     On February 8, 1996, Folger Adam Company ("Folger Adam"), the lessee of the Partnership's property in Lemont, Illinois, filed a petition of voluntary bankruptcy. In March 1996, Yale Security, Inc. ("Yale") purchased certain assets of Folger Adam pursuant to an order of the Bankruptcy Court, and on March 19, 1996 entered into a net lease agreement with the Partnership for the Lemont property. The lease, which has an initial term of 15 years, provides for annual rent of $400,000 in the first year, $399,000 in the second through fifth years, $459,000 in the sixth through tenth years and $519,000 thereafter. Yale is required to provide as a security deposit an irrevocable letter of credit in an amount equal to one year of rent during the first five years of the lease. Annual rent under the Folger Adam lease was approximately $666,000.

     Note 7.  Properties Leased to AutoZone, Inc.:
              -----------------------------------

     The Partnership's master leases with AutoZone, Inc. ("AutoZone") allow AutoZone to offer to purchase properties which it judges to be unsuitable for its continued use. On January 26, 1996, AutoZone, citing this lease provision, purchased the Partnership's property in Dalton, Georgia from the Partnership for $257,526, net of selling costs. In connection with the transaction, the Partnership recognized a gain on sale of $31,456.
     Pursuant to the AutoZone lease, AutoZone's annual rental obligation will be reduced by $28,872. The Partnership was required to assign the proceeds of the sale to its lender as a partial prepayment on the mortgage loan collateralized by the AutoZone properties. In connection with such prepayment, the amortization of the loan has been adjusted and annual debt service will be reduced by $28,592.

     On April 26, 1996, AutoZone purchased the Partnership's property in Birmingham, Alabama for $369,580, net of costs. The Partnership will recognize a gain on the sale of the Birmingham property of approximately $63,000 for the quarter ending June 30, 1996. As of March 31, 1996, the $306,337 carrying value of the Birmingham property has been reclassified as real estate held for sale in the accompanying financial statements. As a result of the sale of the Birmingham property, AutoZone's annual rental obligation will be reduced by $38,763. With the net proceeds from the sale being applied as a partial prepayment on the AutoZone mortgage loan, annual debt service will be reduced by an additional $69,605.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION



     Results of Operations:
     ---------------------

     Net income for the three-month period ended March 31, 1996 reflected an increase of $182,000 (15%) as compared with the three-month period ended March 31, 1995. Income for the current period benefited from a $31,500 gain on the sale of a property to a lessee, AutoZone, Inc. ("AutoZone") while the results for 1995 included nonrecurring other income of $48,000. The increase in earnings was primarily due to decreases in interest and general and administrative expenses. The decrease in interest expense was primarily due to the prepayment of the mortgage loan on the Peerless Chain Company ("Peerless Chain") property in the fourth quarter of 1995. The decrease in general and administrative expenses was due to lower legal costs and office expenses. Leasing revenues remained stable. Since March 31, 1995, the Partnership has had rent increases on its leases with Stoody Deloro Stellite, Inc., AP Parts Manufacturing ("AP Parts") and Motorola, Inc.; however, such increases were offset by the termination of the Folger Adam Company ("Folger Adam") lease in March 1996 and the May 1995 lease modification agreement with Anthony's Manufacturing Company, Inc.

     Although Folger Adam's lease, which provided annual rentals of approximately $666,000, was terminated, the Partnership was able to enter into a new lease with Yale Security, Inc. which will provide a rental of $400,000 in its first lease year. Management believes that the Partnership will benefit from this change in lessee as the new lease has an initial term of 15 years, and a financially weak lessee has been replaced with a lessee which is judged to be more creditworthy than its predecessor. This change in lessee should enable the Partnership to refinance the existing mortgage loan on the property which matures in November 1996, at which time a balloon payment of $1,889,000 will be due. The Partnership's cash flow has also benefited from its additional investment in the Toledo property leased to AP Parts. In connection with amending the lease and refinancing an existing mortgage loan, annual cash flow will increase by $366,500. AP Parts also agreed to extend the lease term an additional six years. Cash flow will also benefit from the use of the sale proceeds of two AutoZone properties to partially prepay the debt on the AutoZone properties; debt service will decrease by $98,000, which will offset the $68,000 reduction in annual rent on the AutoZone properties.

     Earnings from the three hotel properties reflected a moderate increase of approximately 5%. Earnings for the Alpena and Petoskey hotels were substantially unchanged while the Livonia property reflected an increase of approximately 17%. The Livonia increase was due to an increase in the average room rate; however, the occupancy rate for the period decreased from 78% to 74%. Alpena and Petoskey's business is seasonal with their earnings concentrated in the third fiscal quarter. Earnings from the Petoskey hotel have been impacted by increased competition.

     Financial Condition:
     -------------------

     There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $1,915,000 was sufficient to fund distributions to partners of $1,205,000 and payments of scheduled mortgage principal payments of $251,000. In January 1996, the Partnership funded a $1,700,000 expansion of an AP Parts property in consideration for amending the lease, as described above, with the source of such funding obtained from refinancing an existing mortgage loan on the AP Parts properties. The Partnership also benefited from the mandatory application of sales proceeds on the sale of AutoZone properties as a mortgage prepayment which resulted in a reduction in debt service requirements. Peerless Chain did not exercise its option to reduce future rental increases. Such exercise would have required paying the Partnership $1,300,000 by May 1, 1996; however, the Partnership will be entitled to higher increases from Peerless Chain at each rent adjustment date.
     Mortgage balloon payments of $3,720,000, which are collateralized by the properties leased to Winn-Dixie Stores, Inc. and Motorola, Inc., are due in September 1996. It is currently anticipated that the loans will be refinanced.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                    PART II



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits:

                     None


               (b)  Reports on Form 8-K:

                    During the quarter ended March 31, 1996, the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CORPORATE PROPERTY ASSOCIATES 6
                            - a California limited partnership

                            By:  CAREY CORPORATE PROPERTY, INC.



               5/13/96      By:     /s/ Claude Fernandez
            --------------         ------------------------------
                Date               Claude Fernandez
                                   Executive Vice President and
                                   Chief Administrative Officer
                                  (Principal Financial Officer)



                5/13/96      By:     /s/ Michael D. Roberts
            ---------------         -------------------------------
                 Date               Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)