Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 6
filed 1996-08-12
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                 June 30, 1996
                               -----------------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the transition period from _________________ to_________________

Commission file number                             0-14551
                       ------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES 6
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

                                 (212) 492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)


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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                                      INDEX



                                                                    Page No.
                                                                    --------

 PART I
 ------

 Item 1. - Financial Information*

          Consolidated Balance Sheets, December 31, 1995
          and June 30, 1996                                           2

          Consolidated Statements of Income for the three and
          six months ended June 30, 1995 and 1996                     3

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1995 and 1996                         4

          Notes to Consolidated Financial Statements                 5-7

 Item 2. - Management's Discussion of Operations                     8-9


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                          10

 Signatures                                                          11



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS



                                             December 31,        June 30,
                                                1995               1996
                                             ------------      ------------
                                               (Note)           (Unaudited)

      ASSETS:
Land, buildings and personal property,
   net of accumulated depreciation of
   $14,930,388 at December 31, 1995 and
   $15,716,888 at June 30, 1996              $44,235,351       $48,716,152
Net investment in direct financing leases     36,920,755        32,887,655
Cash and cash equivalents                      3,476,915         4,191,445
Notes receivable from affiliate                1,151,000         1,151,000
Accrued interest and  rents receivable            28,251            19,973
Other assets                                   2,609,407         2,744,407
                                             -----------       -----------

        Total assets                         $88,421,679       $89,710,632
                                             ===========       ===========


      LIABILITIES:

Mortgage notes payable                       $33,263,097       $34,146,598
Note payable                                  10,000,000        10,000,000
Accrued interest payable                         482,195           463,741
Accounts payable and accrued expenses            353,851           318,170
Accounts payable to affiliates                    75,323           107,616
Prepaid rental income and other liabilities      354,235           412,452
Deferred rental income                         3,789,785         3,667,204
                                             -----------       -----------
        Total liabilities                     48,318,486        49,115,781
                                             -----------       -----------


      PARTNERS' CAPITAL:

General Partners                                (156,867)          (51,753)

Limited Partners (47,930 Limited
Partnership Units issued and outstanding)     40,260,060        40,646,604
                                             -----------       -----------
        Total partners' capital               40,103,193        40,594,851
                                             -----------       -----------

        Total liabilities and
          partners' capital                  $88,421,679       $89,710,632
                                             ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.


Note: The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                   Three Months Ended          Six Months Ended
                                   June 30,   June 30,       June 30,   June 30,
                                     1995       1996           1995       1996
                                   --------   --------       --------   --------
Revenues:
  Rental income from
   operating leases               $1,335,102   $1,443,022   $2,701,335   $2,745,961
  Interest from direct
   financing leases                1,481,734    1,377,229    2,826,003    2,782,939
  Other interest income               42,067       68,415      133,870      158,351
  Revenue of hotel operations      1,166,258    1,173,653    2,244,667    2,309,540
  Other income                       725,920                   773,876
                                  ----------   ----------   ----------   ----------
                                   4,751,081    4,062,319    8,679,751    7,996,791
                                  ----------   ----------   ----------   ----------

Expenses:
  Interest                         1,100,534    1,018,738    2,254,732    2,058,253
  Depreciation                       382,214      396,068      762,095      786,500
  General and administrative         132,599      142,813      310,075      244,069
  Property expenses                  202,985       83,435      277,519      130,279
  Amortization                        53,914       75,875       94,958      133,434
  Operating expenses of
   hotel operations                  907,285      885,614    1,772,982    1,798,296
                                  ----------   ----------   ----------   ----------
                                   2,779,531    2,602,543    5,472,361    5,150,831
                                  ----------   ----------   ----------   ----------

   Income before extraordinary
     item and gain on sales of
     real estate                   1,971,550    1,459,776    3,207,390    2,845,960

Gain on sales of real estate                       39,422                    70,878
                                  ----------   ----------   ----------   ----------

     Income before extaordinary
       item                        1,971,550    1,499,198    3,207,390    2,916,838

Extraordinary gain on
  extinguishment of debt           2,088,268                 2,088,268
                                   ----------   ----------   ----------   ----------

     Net income                   $4,059,818   $1,499,198   $5,295,658   $2,916,838
                                  ==========   ==========   ==========   ==========

Net income allocated
  to General Partners             $  243,589   $  156,578   $  317,739   $  241,636
                                  ==========   ==========   ==========   ==========

Net income allocated
  to Limited Partners             $3,816,229   $1,342,620   $4,977,919   $2,675,202
                                  ==========   ==========   ==========   ==========

Net income per Unit
  (47,930 Limited
  Partnership Units):
   Income before
     extraordinary gain           $    38.67   $    28.01   $    62.91   $    55.81
   Extraordinary gain                  40.95                     40.95
                                  ----------   ----------   ----------   ----------
                                  $    79.62   $    28.01   $   103.86   $    55.81
                                  ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Six Months Ended
                                                                      June 30,
                                                                 ----------------
                                                                 1995            1996
                                                                 ----            ----

Cash flows from operating activities:
  Net income                                               $  5,295,658    $  2,916,838
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               857,053         919,934
    Amortization of deferred rental income                                     (122,581)
    Gain on sales of real estate                                                (70,878)
    Extraordinary gain on extinguishment of debt             (2,088,268)
    Other noncash items                                                         (11,845)
    Net change in operating assets and liabilities                9,818          62,817
                                                           ------------    ------------

     Net cash provided by operating activities                4,074,261       3,694,285
                                                           ------------    ------------

Cash flows from investing activities:
  Amounts received on partial prepayment of note
    receivable from affiliate                                   144,000
  Additional capitalized costs                                  (48,443)     (1,766,609)
  Proceeds from sales of real estate                                            603,286
                                                            ------------    ------------

     Net cash provided by (used in) investing activities         95,557      (1,163,323)
                                                            ------------    ------------

Cash flows from financing activities:
  Distributions to partners                                  (2,359,502)     (2,425,180)
  Repurchase of Limited Partner Units                           (20,000)
  Proceeds from issuance of mortgage                                          6,000,000
  Proceeds from issuance of note payable                     10,000,000
  Prepayment of mortgages payable                           (12,055,148)     (4,257,315)
  Payments on mortgage principal                               (670,975)       (859,184)
  Deferred financing costs                                     (266,471)       (274,753)
                                                            ------------    ------------


     Net cash used in financing activities                   (5,372,096)     (1,816,432)
                                                            ------------    ------------

       Net (decrease) increase in cash
         and cash equivalents                                (1,202,278)        714,530

Cash and cash equivalents, beginning of period                4,412,869       3,476,915
                                                           ------------    ------------

       Cash and cash equivalents, end of period            $  3,210,591    $  4,191,445
                                                           ============    ============

Supplemental disclosure of cash flows information:

Interest paid                                              $  1,921,116    $  2,076,707
                                                           ============    ============


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

Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1996 are summarized as follows:


  Quarter Ended     General Partners     Limited Partners   Per Limited Partner Unit

December 31, 1995     $66,660              $1,138,338              $23.75
                      =======              ==========              ======
March 31, 1996        $69,862              $1,150,320              $24.00
                      =======              ==========              ======

A distribution of $24.13 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.


Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $69,381 and $92,803, respectively, and general and administrative expense reimbursements of $20,961 and $58,637, respectively. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred management fees of $27,636 and $54,737, respectively, and general and administrative expense reimbursements of $35,612 and $62,154, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1995 and 1996 were $58,327 and $60,482, respectively.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                        1995       %            1996        %
                                        ----      ----          ----       --

Stoody Deloro Stellite, Inc.        $1,029,951     19%       $1,117,095     20%
AP Parts Manufacturing, Inc.           763,193     14           857,044     16
Peerless Chain Company                 634,726     11           757,307     14
AutoZone, Inc.                         718,342     13           676,111     12
Anthony's Manufacturing Company, Inc.   634,711    11           438,000      8
Wal-Mart Stores, Inc.                  413,632      7           413,632      7
Kinney Shoe Corporation                336,380      6           336,380      6
Motorola, Inc.                         250,000      5           270,000      5
Harcourt General Corporation           233,750      4           233,750      4
Lockheed Martin Corporation            146,500      3           149,333      3
Yale Security, Inc.                                             126,092      2
Winn-Dixie Stores, Inc.                 85,199      2            85,199      2
Folger Adam Company                    282,954      5            68,957      1
                                    ----------    ---        ----------    ---
                                    $5,529,338    100%       $5,528,900    100%
                                    ==========    ====       ==========    ====


Operating results of the three hotels for the six-month periods ended June 30, 1995 and 1996 are summarized as follows:

                                            1995                     1996
                                            ----                     ----

Revenue                                 $ 2,244,667              $ 2,309,540
Fees paid to hotel management company       (52,517)                 (57,483)
Other operating expenses                 (1,720,465)              (1,740,813)
                                        -----------              -----------
Hotel operating income                  $   471,685              $   511,244
                                        ===========              ===========


Note 5.  Properties Leased to AutoZone, Inc.:

The Partnership's master leases with AutoZone, Inc. ("AutoZone") allows AutoZone to offer to purchase properties which it judges to be unsuitable for its continued use. On April 26, 1996, citing this lease provision, AutoZone purchased the Partnership's property in Birmingham, Alabama for $369,580, net of costs. The Partnership recognized a gain on the sale of $39,422. As a result of the sale, AutoZone's annual rental obligation will be reduced by $38,763. The Partnership was required to assign the proceeds of the sale to its lender as a partial prepayment on the mortgage loan collateralized by the AutoZone properties. As a result of the prepayment, annual debt service will be reduced by $69,605. Accordingly, as a result of this transaction, annual cash flow from the AutoZone properties will increase by $30,842.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 6.  Subsequent Event:

On August 2, 1996, the Partnership refinanced at a lower rate of interest an existing mortgage loan collateralized by the Partnership's property leased to Wal-Mart Stores, Inc. ("Wal-Mart"). The new loan of $3,500,000 provides for monthly installments of principal and interest of $32,888 at an annual interest rate of 8.25% based on a 16-year amortization schedule commencing September 1996. The loan may be prepaid at any time subject to a 1% prepayment charge. The loan matures in August 2003 at which time a balloon payment for the entire outstanding principal balance of approximately $2,517,000 will be due.

The original loan provided for monthly payments of principal and interest of $30,600 at an annual interest rate of 9.625% based on a 30-year amortization schedule. It was due to mature in May of 1997 at which time a balloon payment was scheduled to be paid. Solely as a result of refinancing the debt on the Wal-Mart property, annual debt service will increase by approximately $27,000. The effect of increased debt service will be offset by an annual rent increase of $63,865 on the Wal-Mart lease, effective September 1, 1996.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION


Results of Operations:

    Net income for the three-month and six-month periods ended June 30, 1996 decreased by $2,561,000 and $2,379,000, respectively, as compared with the same periods ended June 30, 1995 due to nonrecurring other income and extraordinary gains recognized in the prior periods, as described below. Income, excluding the nonrecurring items and 1996 gain on sales, would have reflected increases of $176,000 and $327,000 for the three-month and six-month periods ended June 30, 1996. These increases were primarily due to decreases in interest and property expenses. The decrease in interest expense was due to the satisfaction of mortgage loans on the Stoody Deloro Stellite, Inc. and Anthony's Manufacturing, Inc. ("Anthony's") properties which were paid off in the first and second quarter of 1995, respectively, in part, from the proceeds of a $10,000,000 loan as well as the payoff of the mortgage loan on the Peerless Chain Company ("Peerless") property in the fourth quarter of 1995. Property expenses decreased after the settlement with Anthony's as costs were incurred in connection with the Partnership protecting its interests, as lessor, in a dispute with Anthony's.

    Since December 31, 1995, the Partnership has had rent increases on its leases with Peerless, Lockheed Martin Corporation and Motorola, Inc. Solely as a result of these increases, annual revenues will increase by $251,000. In addition, rent increases are scheduled in September 1996 and October 1996 on the Wal-Mart Stores, Inc. ("Wal-Mart") and Kinney Shoe Corporation leases. The annual rents on the Wal-Mart lease will increase by $64,000; however, annual debt service on the Wal-Mart mortgage loan will increase by $27,000. These increases will offset the decrease of $267,000 in annual rentals resulting from the releasing of the Folger Adam Company ("Folger Adam") property to Yale Security, Inc. ("Yale") after Yale purchased Folger Adam's operations pursuant to an order of the Bankruptcy Court. Cash flow has also benefitted from a January 1996 transaction which resulted in funding improvements, refinancing an existing mortgage loan and amending the lease with AP Parts Manufacturing, Inc. ("AP Parts") as well as the reamortization of the AutoZone, Inc. ("AutoZone") mortgage loan after such loan was partially prepaid with proceeds from the sale of two properties. The net effect of the aforementioned transactions and rent adjustments will increase annual cash flow by $418,000.

    Income in 1995 benefitted from the settlement with Anthony's and the related extraordinary gain on paying off the mortgage loan collateralized by the Anthony's properties. Anthony's paid the Partnership a settlement resulting in other income of $688,000, net of costs, and the Partnership recorded an extraordinary gain of $2,088,000 when it paid off the mortgage loan and accrued interest thereon at a substantial discount. The settlement resulted in Anthony's annual rent being reduced by $472,000 but the Partnership's cash flow from the property increased as annual debt service on the loan had been $731,000 and has now been eliminated. The settlement eliminated the prospect of Anthony's vacating the leased properties and, instead, the initial lease term was extended an additional 5 years until 2007.

    Earnings from the hotel operations reflected increases of 8%. Earnings from the Alpena hotel were stable. Revenues at the Petoskey hotel decreased in spite of a 5% increase in the occupancy rate as the average room rate decreased. Livonia's earnings increased due to higher average room rates which offset a slight decrease in the occupancy rate. The operations of the Alpena and Petoskey hotels are seasonal with their earnings and occupancy rates historically reaching their highest levels in the third quarter so that earnings will be affected if Alpena and Petoskey do not maintain such historical levels.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


            Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION- Continued


Financial Condition:

    There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations of $3,694,000 was more than sufficient to fund distributions to partners of $2,425,000 and payments of scheduled mortgage principal payment installments of $859,000. As discussed above, cash flow is projected to continue to increase as a result of scheduled rent increases. Although cash flow from operations decreased for the six-month period ended June 30, 1996, 1995 cash flow from operations reflects the effect of nonrecurring other income of $774,000, which included the settlement payment received from Anthony's. Excluding these items, cash flow from operations would have reflected an increase.

    The Partnership benefitted from the sale of two AutoZone properties for $603,000. The sales proceeds were used to make mandatory partial prepayments on the AutoZone mortgage loan. Although AutoZone rentals will decrease, the reamortization of the loan and related reduction in debt service have actually resulted in slightly increased cash flow (rentals less debt service on the mortgage) from the AutoZone properties. As noted above, the Partnership purchased improvements at the AP Parts property in Toledo, Ohio with such purchase funded by a refinancing of the mortgage loan. To the extent the Partnership generates net proceeds from the sale of assets, the Partnership is obligated to offer such proceeds to the lender of the $10,000,000 note payable. The Partnership has a commitment to fund improvements in order for the Alpena and Petoskey properties to comply with the Holiday Inn core modernization plan. Such improvements, which are in the process of being completed, are being funded from the Partnership's cash reserves. Costs of completion are estimated to amount to $80,000.

    Three of the Partnership's mortgage loans are scheduled to mature by the end of 1996 with balloon payments totalling $5,609,000. The limited recourse loans encumber properties leased to Winn-Dixie Stores, Inc., Motorola, Inc. and Yale. Management believes, based on the credit quality of these tenants, that it is likely that these loans can be refinanced. If necessary, the Partnership could use a portion of its cash reserves to pay off a portion of the amounts coming due.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                                     PART II


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b) Reports on Form 8-K:

             During the quarter ended June 30, 1996, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORPORATE PROPERTY ASSOCIATES 6
                                  - a California limited partnership

                                  By:  CAREY CORPORATE PROPERTY, INC.




          8/8/96                  By:     /s/ Claude Fernandez
          ------                          ------------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)


          8/8/96                  By:     /s/ Michael D. Roberts
          ------                          ------------------------
           Date                           Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)