Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 6
filed 1996-11-12
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from                   to

Commission file number              0-14551

                         CORPORATE PROPERTY ASSOCIATES 6
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 13-3247122
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                              10020
(Address of principal executive offices)                            (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                           /X/ Yes  / / No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                             / /Yes  / / No

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership





                                      INDEX



                                                                         Page No.
                                                                         --------

 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1995
               and September 30, 1996                                       2

               Consolidated Statements of Income for the three and
               nine months ended September 30, 1995 and 1996                3

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1995 and 1996                     4

               Notes to Consolidated Financial Statements                  5-7

 Item 2. - Management's Discussion of Operations                           8-9



 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                 10

 Signatures                                                                 11


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS



                                                                      December 31,              September 30,
                                                                         1995                        1996
                                                                        (Note)                   (Unaudited)
                                                                      -----------                -----------
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $14,930,388 at December 31, 1995 and
    $16,113,053 at September 30, 1996                                 $44,235,351                $48,414,293
Net investment in direct financing leases                              36,920,755                 32,887,655
Cash and cash equivalents                                               3,476,915                  2,911,996
Notes receivable from affiliate                                         1,151,000                  1,151,000
Accrued interest and  rents receivable                                     28,251                     32,958
Other assets                                                            2,609,407                  2,696,939
                                                                      -----------                -----------

           Total assets                                               $88,421,679                $88,094,841
                                                                      ===========                ===========


         LIABILITIES:

Mortgage notes payable                                                $33,263,097                $32,341,572
Note payable                                                           10,000,000                 10,000,000
Accrued interest payable                                                  482,195                    435,225
Accounts payable and accrued expenses                                     353,851                    305,401
Accounts payable to affiliates                                             75,323                     81,360
Prepaid rental income and other liabilities                               354,235                    288,818
Deferred rental income                                                  3,789,785                  3,605,914
                                                                      -----------                -----------
           Total liabilities                                           48,318,486                 47,058,290
                                                                      -----------                -----------


         PARTNERS' CAPITAL:

General Partners                                                         (156,867)                   (21,170)

Limited Partners (47,930 Limited
Partnership Units issued and outstanding)                              40,260,060                 41,057,721
                                                                      -----------                -----------

           Total partners' capital                                     40,103,193                 41,036,551
                                                                      -----------                -----------

           Total liabilities and
               partners' capital                                      $88,421,679                $88,094,841
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                              Three Months Ended                                  Nine Months Ended
                                 September 30, 1995      September 30, 1996          September 30, 1995       September 30, 1996
                                 ------------------      ------------------          ------------------       ------------------
Revenues:
  Rental income from
    operating leases                    $1,248,207           $ 1,431,957                $ 3,949,542             $ 4,177,918
  Interest from direct
    financing leases                     1,516,521             1,405,979                  4,342,524               4,188,918
  Other interest income                    119,051                94,603                    252,921                 252,954
  Revenue of hotel operations            1,269,516             1,344,830                  3,514,183               3,654,370
  Other income                              28,680                72,868                    802,556                  72,868
                                        ----------           -----------                -----------             -----------
                                         4,181,975             4,350,237                 12,861,726              12,347,028
                                        ----------           -----------                -----------             -----------

Expenses:
  Interest                               1,133,768               978,224                  3,388,500               3,036,477
  Depreciation                             381,244               396,165                  1,143,339               1,182,665
  General and administrative               169,646               161,411                    479,721                 405,480
  Property expenses                        (37,821)              116,927                    239,698                 247,206
  Amortization                              57,348                70,158                    152,306                 203,592
  Operating expenses of
    hotel operations                       899,124               959,621                  2,672,106               2,757,917
                                        ----------           -----------                -----------              ----------
                                         2,603,309             2,682,506                  8,075,670               7,833,337
                                        ----------           -----------                -----------              ----------

    Income before extraordinary
      item and gain on sales of
      real estate                        1,578,666             1,667,731                  4,786,056               4,513,691

Gain on sales of real estate                                                                                         70,878
                                        ----------           -----------                -----------             -----------

    Income before extraordinary
      item                               1,578,666             1,667,731                  4,786,056                4,584,569

Extraordinary gain on
  extinguishment of debt                                                                  2,088,268
                                        ----------           -----------                -----------              ----------
      Net income                        $1,578,666           $ 1,667,731                $ 6,874,324              $4,584,569
                                        ==========           ===========                ===========              ==========

Net income allocated
  to General Partners                   $   94,720           $   100,063                $   412,459              $  341,699
                                        ==========           ===========                ===========              ==========

Net income allocated
  to Limited Partners                   $1,483,946           $ 1,567,668                $ 6,461,865              $4,242,870
                                        ==========           ===========                ===========              ==========

Net income per Unit
  (47,930 Limited
  Partnership Units):
    Income before
      extraordinary gain                $    30.96           $     32.71                $     93.87              $   88.52
    Extraordinary gain                                                                        40.95
                                        ----------           -----------                -----------             -----------
                                        $    30.96           $     32.71                $    134.82              $    88.52
                                        ==========           ===========                ===========              ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Nine Months Ended
                                                                   September 30,
                                                               -----------------------
                                                               1995               1996
                                                               ----               ----
Cash flows from operating activities:
  Net income                                               $  6,874,324        $ 4,584,569
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                           1,295,645          1,386,257
      Amortization of deferred rental income                                      (183,871)
      Gain on sales of real estate                                                 (70,878)
      Extraordinary gain on extinguishment of debt           (2,088,268)
      Other noncash items                                                          (26,652)
      Net change in operating assets and liabilities           (130,738)           (53,137)
                                                           ------------        -----------

        Net cash provided by operating activities             5,950,963          5,636,288
                                                           ------------        -----------

Cash flows from investing activities:
  Amounts received on partial prepayment of note
      receivable from affiliate                                 144,000
  Additional capitalized costs                                 (279,455)        (1,860,915)
  Proceeds from sales of real estate                                               603,286
                                                           ------------        -----------

        Net cash used in investing activities                  (135,455)        (1,257,629)
                                                           ------------        -----------

Cash flows from financing activities:
  Distributions to partners                                  (3,544,616)        (3,651,211)
  Repurchase of Limited Partner Units                           (20,000)
  Proceeds from issuance of mortgage                                              9,500,000
  Proceeds from issuance of note payable                     10,000,000
  Prepayment of mortgages payable                           (12,055,148)        (9,550,413)
  Payments on mortgage principal                             (1,009,590)          (871,112)
  Deferred financing costs                                     (345,026)          (370,842)
                                                           ------------        -----------

        Net cash used in financing activities                (6,974,380)        (4,943,578)
                                                           ------------        -----------

           Net decrease in cash
              and cash equivalents                           (1,158,872)          (564,919)

Cash and cash equivalents, beginning of period                4,412,869          3,476,915
                                                           ------------        -----------

           Cash and cash equivalents, end of period        $  3,253,997        $ 2,911,996
                                                           ============        ===========


Supplemental disclosure of cash flows information:

Interest paid                                              $  3,043,958        $ 3,083,447
                                                           ============        ===========


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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:

  Quarter Ended              General Partners               Limited Partners            Per Limited Partner Unit
  -------------              ----------------               ----------------            ------------------------

December 31, 1995                  $66,660                         $1,138,338                       $23.75
                                   =======                         ==========                       ======
March 31, 1996                     $69,862                         $1,150,320                       $24.00
                                   =======                         ==========                       ======
June 30, 1996                      $69,480                         $1,156,551                       $24.13
                                   =======                         ==========                       ======



A distribution of $24.20 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.




Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $(581) and $92,222, respectively, and general and administrative expense reimbursements of $65,897 and $124,534, respectively. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred management fees of $26,093 and $80,830, respectively, and general and administrative expense reimbursements of $22,402 and $84,556, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $73,283 and $85,156, respectively.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                                          1995           %                    1996            %
                                                          ----          ----                  ----           ---

Stoody Deloro Stellite, Inc.                             $1,588,498      19%                  $1,675,643      20%
AP Parts Manufacturing, Inc.                              1,144,790      14                    1,292,786      15
Peerless Chain Company                                      952,090      11                    1,184,454      14
AutoZone, Inc.                                            1,122,015      13                    1,006,503      12
Anthony's Manufacturing Company, Inc.                       853,710      10                      657,000       8
Wal-Mart Stores, Inc.                                       620,449       8                      625,771       7
Kinney Shoe Corporation                                     504,570       6                      504,570       6
Motorola, Inc.                                              375,000       5                      405,000       5
Harcourt General Corporation                                350,624       4                      350,624       4
Yale Security, Inc.                                                                              240,898       3
Lockheed Martin Corporation                                 219,750       3                      226,833       3
Winn-Dixie Stores, Inc.                                     127,800       2                      127,800       2
Folger Adam Company                                         432,770       5                       68,954       1
                                                         ----------     ----                  ----------     ---
                                                         $8,292,066     100%                  $8,366,836     100%
                                                         ==========     ===                   ==========     ===




Operating results of the three hotels for the nine-month periods ended September 30, 1995 and 1996 are summarized as follows:

                                                          1995                                1996
                                                          ----                                ----

Revenue                                                 $ 3,514,183                          $ 3,654,370
Fees paid to hotel management company                       (79,390)                             (88,724)
Other operating expenses                                 (2,592,716)                          (2,669,193)
                                                        -----------                          -----------
Hotel operating income                                  $   842,077                          $   896,453
                                                        ===========                          ===========

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 6.  Debt Refinancing:

On August 2, 1996, the Partnership refinanced at a lower rate of interest an existing mortgage loan collateralized by the Partnership's property leased to Wal-Mart Stores, Inc. ("Wal-Mart"). The new loan of $3,500,000 provides for monthly installments of principal and interest of $32,888 at an annual interest rate of 8.25% based on a 16-year amortization schedule commencing September 1996. The loan may be prepaid at any time subject to a prepayment charge. The loan matures in August 2003 at which time a balloon payment for the entire outstanding principal balance of approximately $2,517,000 will be due.

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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION


Results of Operations:


      Net income for the three-month and nine-month periods ended September 30, 1996 increased by $89,000 and decreased by $2,290,000, respectively, as compared with the same periods ended September 30, 1995. The increase in net income for the current three-month period was due to a nonrecurring other income item, as described below. The decrease in net income for the comparable nine-month period was primarily due to nonrecurring other income in both periods and an extraordinary gain of $2,088,000 in 1995. Income, excluding these nonrecurring items and the gains on the sales of real estate in 1996, would have reflected increases of $45,000 and $457,000 for the three-month and nine-month periods ended September 30, 1996. These increases were primarily due to increases in lease revenues and a decrease in interest expense. For the comparable three-month periods, these benefits were partially offset by an increase in property expenses. Lease revenues increased due to rent increases on the Partnership's leases with Peerless Chain Company ("Peerless"), Lockheed Martin Corporation, Motorola Inc. and Wal-Mart Stores, Inc., ("Wal-Mart") since December 31, 1995 and the January 1996 modification of the AP Parts Manufacturing, Inc. ("AP Parts") lease in connection with funding improvements at one of the AP Parts properties. These increases were offset by the decrease in annual rents resulting from the termination of the Folger Adam Company ("Folger Adam") lease and entering into a new lease with Yale Security, Inc. ("Yale) after Yale purchased Folger Adam's operations pursuant to an order of the Bankruptcy Court. The decrease in interest expense was due to the satisfaction of the mortgage loans on the Stoody Deloro Stellite, Inc., Anthony's Manufacturing, Inc. ("Anthony's") and Peerless properties in 1995. The Stoody and Anthony's loans were paid off , in part, by obtaining $10,000,000 of recourse financing; however, overall interest expense on this obligation is lower than the interest incurred on the retired mortgage loans. Property expenses increased due to costs incurred on the Folger Adam property during the second quarter of 1996. In addition, property expenses reflected a decrease in the prior year's three-month period as a result of adjusting certain accruals after the resolution of the dispute with Anthony's. As a result of the aforementioned increases in rent, net of changes in mortgage debt service on the AP Parts and Wal-Mart properties, annual cash flow will increase by $446,000 and will offset the decrease in annual cash flow of $266,000 from the Folger Adam property. In spite of the decrease in cash flow from such property, the Partnership has benefitted from replacing a financially weak lessee with a creditworthy one subject to a long-term lease. The Partnership also avoided the significant costs of remarketing a vacant property. Cash flow will also benefit from a rent increase, effective October 1, 1996, of $292,000 per year on the Partnership's lease with Kinney Shoe Corporation.

      Earnings from the hotel operations increased by 6%. Earnings from the Alpena hotel were stable. The occupancy rate at the Alpena hotel increased by 3%. A 10% increase in occupancy at the Petoskey hotel and a 6% increase in food and beverage revenue increased earnings at this hotel even though the average room rate declined 9%. Earnings from the Livonia hotel increased due to an 11% increase in the average room rate which more than offset a decline in the occupancy rate from 79% to 76%. As the business at the Alpena and Petoskey hotels is seasonal, the hotel operation is not expected to contribute significantly to the Partnership's earnings for the remainder of the year.

      Income in 1995 benefited from the settlement of its dispute with Anthony's and the related extraordinary gain on paying off the mortgage loan collateralized by the Anthony's properties. The Partnership received a settlement from Anthony's which, net of costs, resulted in $688,000 of other income. The Partnership also recognized an extraordinary gain of $2,088,000 when it paid off the mortgage loan on the Anthony's properties and accrued interest thereon at a substantial discount. Under the settlement, Anthony's annual rent was reduced by $472,000 but the Partnership's cash flow from the property increased as annual debt service on the loan had been $731,000. The settlement also eliminated the prospect of Anthony's vacating the leased properties and, instead, the initial lease term was extended an additional five years until 2007.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


            Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION, Continued




      Other income in 1996 included $75,700 received from the bankruptcy trustee administering the bankruptcy of the former lessee of the hotel property in Livonia, Michigan. While there may be additional distributions made on the Partnership's claim against the former lessee, the Partnership recognizes income from any settlement as distributions are received. There can be no assurance that the Partnership will receive additional amounts under its claim against the former lessee.



Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1995. Cash flow from operations of $5,636,000 was more than sufficient to fund distributions to partners of $3,651,000 and payments of scheduled mortgage principal payment installments of $871,000. The Partnership benefitted from the sale of two AutoZone, Inc. ("AutoZone") properties for $603,000. The sales proceeds were used to make mandatory partial prepayments on the AutoZone mortgage loan. Although AutoZone rentals will decrease, the reamortization of the loan and related reduction in debt service have resulted in no significant change in cash flow (rentals less debt service on the mortgage) from the AutoZone properties. The Partnership funded improvements at the AP Parts property in Toledo, Ohio in January 1996 with such improvements funded solely by a refinancing of the AP Parts mortgage loan. In addition, a limited recourse mortgage on the Wal-Mart property was refinanced in September 1996 at a lower rate of interest. The retired loan had been scheduled to mature in May 1997, at which time a balloon payment was scheduled to be paid. The Partnership is in the process of completing improvements for the Alpena and Petoskey properties in order to comply with the Holiday Inn core modernization plan. Such improvements have been funded from the Partnership's cash reserves.

      The Partnership paid a balloon payment of $1,500,000 on a limited recourse loan encumbered by the Winn-Dixie Stores, Inc. property. Management is currently in the process of negotiating with its lender to extend a $2,220,000 mortgage loan on the Motorola, Inc. property which had been scheduled to mature on September 1, 1996. The Partnership's $1,889,000 mortgage loan on the Yale property is scheduled to mature on November 1, 1996. Management believes, based on the creditworthiness of these lessees, that the lenders will agree to extensions. If necessary, the Partnership could use a portion of its cash reserves to pay off a portion of the amounts coming due; however, the Partnership believes that in the event that maturities are not extended, the loans can be refinanced.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended September 30, 1996, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CORPORATE PROPERTY ASSOCIATES 6
                                     - a California limited partnership

                                     By:    CAREY CORPORATE PROPERTY, INC.




           11/11/96                  By: /s/ Claude Fernandez
           --------                     ------------------------------------
              Date                       Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)




           11/11/96                  By: /s/ Michael D. Roberts
           --------                     ------------------------------------
              Date                       Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)