Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1997-04-03
CIK 750456

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 [FEE REQUIRED]

For the quarterly period ended            DECEMBER 31, 1996
                               ------------------------------------

                                                   or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from                            to
                               --------------------------    -------------------

Commission file number                            0-14551
                      ----------------------------------------------------------

      CORPORATE PROPERTY ASSOCIATES 6, A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   13-3247122
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                   10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100
                                                       -----------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered

            NONE                                         NONE
-------------------------------------       ------------------------------------

-------------------------------------       ------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

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

                                                            ---      ---
                                                             X   Yes      No
                                                            ---      ---

   Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                    PART I

Item 1.  Business.

               Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on July 23, 1984. The General Partners of Registrant are Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation, and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is 79.9% owned by W. P. Carey & Co., Inc. ("W.P. Carey"), 10.1% owned by William P. Carey ("Carey") and 10% by Lehman Brothers, Inc. Affiliates of the Corporate General Partner and the Individual General Partner are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"), and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company (formerly Carey Corporate Property Management, Inc.) ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated November 30, 1984, filed pursuant to Rules 424(b) and 424(c), respectively, under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

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

               As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item 8. Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index ("CPI"). The initial terms of Registrant's leases are scheduled to expire between 2000 and 2011 with the leases providing for multiple renewal terms. In addition, several of the leases provide purchase options, with Registrant's leases with Anthony's Manufacturing Company, Inc. and Wal-Mart Stores, Inc. exercisable in 1997. The purchase options provide for purchase prices at the greater of (i) fair market value, as defined in the lease, or (ii) a stated amount. The stated amount is generally the sum of Registrant's acquisition cost of the properties and any prepayment charges which would occur as a result of paying off mortgage loans on the properties being sold.

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

               Registrant's operation of hotel properties (all of which are Holiday Inn franchises) are more greatly affected by both increasing competition and economic conditions. Registrant's hotels in Alpena and Petoskey, Michigan have experienced increased competition over the past several years as the result of the opening of new hotels at both locations. The Alpena and Petoskey businesses are seasonal in nature and had occupancy rates for the year ended December 31, 1996 of 58% and 49%, respectively. The occupancy rates increased by 6% for Alpena and 14% for Petoskey from that of the prior year. The Livonia, Michigan hotel realized an increase of 10% in the average room rate; however, the occupancy rate decreased from 77% to 75%. Management believes the ability to raise room rates is due to the current economic and business conditions in the Detroit metropolitan area.

               For the year ended December 31, 1996, revenues from properties occupied by lessees which accounted for 10% or more of operating revenues of Registrant were as follows: Stoody Deloro Stellite, Inc., 20%; AP Parts Manufacturing Company, Inc. ("A.P. Parts"), 15%; AutoZone, Inc. ("AutoZone"), 12%; and Peerless Chain Company, 14%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1996. See Note 9 to the Consolidated Financial Statements in Item 8. For the year ended December 31, 1996, gross revenues from the hotel operations segment were approximately 29% of total revenues.

               In January 1996, Registrant funded $1,700,000 of improvements at the A.P. Parts property in Toledo, Ohio. In consideration for funding the improvements, the A.P. Parts lease was amended with annual rent increased by $216,850 to $1,742,966 and the initial lease term extended from December 21, 2001 to December 31, 2007. Rent increased on January 1, 1997 with such increase based on a formula indexed to the CPI. The funding of the improvements was completed with a refinancing of the existing mortgage loan collateralized by the A.P. Parts properties. A new limited recourse loan of $6,000,000 was used to pay off an existing mortgage loan. The new loan provides for prepayment and principal and interest of $63,120 at an annual interest rate of 7.625% and matures on February 1, 2001 at which time a balloon payment of $4,124,757 will be due. The retired loan provided for monthly payments of principal and interest of $73,906 at an annual interest rate of 9.5%.

               In February 1996, Folger Adam Company ("Folger Adam"), the lessee of the Registrant's property in Lemont, Illinois, filed a petition of voluntary bankruptcy. In March 1996, Yale Security, Inc. purchased certain assets of Folger Adam pursuant to an order of the Bankruptcy Court, and on March 19, 1996 entered into a net lease agreement with the Registrant for the Lemont property. The lease, which has an initial term of 15 years, provides for annual rent of $400,000 in the first year, $399,000 in the second through fifth years, $459,000 in the sixth through tenth years and $519,000 thereafter.

               The Registrant's master leases with AutoZone allow AutoZone to offer to purchase properties which it judges to be unsuitable for its continued use. AutoZone, citing this lease provision, purchased Registrant's properties in Dalton, Georgia from the Registrant, and Birmingham, Alabama in January and April 1996, respectively. The Registrant was required to assign the proceeds of the sale to its lender as a partial prepayment on the mortgage loan collateralized by the AutoZone properties.

               In August 1996, the Registrant refinanced at a lower rate of interest an existing mortgage loan collateralized by the Partnership's property leased to Wal-Mart Stores, Inc. The new loan of $3,500,000 provides for monthly installments of principal and interest of $32,888 at an annual interest rate of 8.25% based on a 16-year amortization schedule commencing September 1996. The loan may be prepaid at any time subject to a prepayment charge. The loan matures in August 2003 at which time a balloon payment for the entire outstanding principal balance of approximately $2,517,000 will be due.

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

Item 2.    Properties.
           ----------

     LEASE                                                                                  TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY              LOCATION                              INTEREST
-------------               ----------------              ---------                         -----------------
STOODY DELORO               Warehouse and Manu-           Industry,                           Ownership of land
STELLITE, INC.              facturing Facility            California                          and building

YALE SECURITY,              Manufacturing                 Lemont,                             Ownership of land
INC.                        Facility                      Illinois                            and building (1)

MOTOROLA, INC.              Computer and                  Urbana,                             Ownership of land
                            Telecommunication Facility    Illinois                            and building (1)

LOCKHEED MARTIN             Warehouse and                 Glen Burnie,                        Ownership of land
CORPORATION                 Manufacturing Facility        Maryland                            and building

AUTOZONE, INC.              Retail Stores                 Charlotte, Lenoir,                  Ownership of land
                            - 32 locations                Gastonia, and                       and buildings (1)
                                                          Statesville, North Carolina;
                                                          Austin, Corpus
                                                          Christi-2, Nederland,
                                                          San Antonio, Victoria, Waco,
                                                          and West Orange, Texas;
                                                          Bessemer, Chickasaw,
                                                          Decatur, Mobile, Montgomery
                                                          and Phenix City, Alabama;
                                                          Alton, Belleview,
                                                          Collinsville and
                                                          Wood River, Illinois;
                                                          Columbus, Georgia;
                                                          Baton Rouge,                        Ownership of land
                                                          Lake Charles                        and buildings (1)
                                                          and West Monroe,
                                                          Louisiana;
                                                          Breckenridge, Maplewood,
                                                          Overland and St. Louis,
                                                          Missouri

(2)                         Hotel                         Petoskey and                        Ownership of 35% interest
                            - 2 locations                 Alpena, Michigan                    in land and buildings (1)

PEERLESS CHAIN              Manufacturing                 Winona,                             Ownership of land
COMPANY                     Facility                      Minnesota                           and building

HARCOURT GENERAL            Movie Theatre                 Burnsville,                         Ownership of land
CORPORATION                                               Minnesota                           and building (1)

     LEASE                                                                        TYPE OF OWNERSHIP
    OBLIGOR                 TYPE OF PROPERTY              LOCATION                    INTEREST
-------------               ----------------              ---------               -----------------
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

               The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                  Partnership's
                     Share                   Current       Lease
Lease              of Current      Square    Rent Per   Expiration  Renewal   Ownership        Terms of                    Gross
Obligor            Annual Rents    Footage     Sq.Ft.    (Mo/Year)   Terms    Interest       Purchase Option               Costs
-------            ------------    -------    -------    ---------  -------   ---------      ---------------              --------
Stoody              $2,234,191     325,800     $6.86       02/10     YES      100%              The greater of           $11,700,000
Deloro                                                                                          fair market
Stellite                                                                                        value of the
Inc.                                                                                            property or
                                                                                                $11,700,000

AP Parts             1,836,534   1,380,588      1.33        12/07    YES      100               The greater of            13,433,087
Manufact-                                                                                       fair market value
uring                                                                                           of the property
Company, Inc.                                                                                   or $11,700,000
                                                                                                plus any mortgage
                                                                                                prepayment
                                                                                                premium.

AutoZone,            1,321,567    185,990       7.11        01/11    YES      100               N/A                       10,671,418

                                                            02/11

Anthony's              876,000    182,845       4.79        02/02    YES      100               The greater of            11,500,000
Manufact-                                                                                       fair market
uring                                                                                           value or
Company,                                                                                        $11,500,000 plus
Inc.                                                                                            any mortgage
                                                                                                prepayment
                                                                                                premium.

Peerless             1,463,425     357,760      4.09        06/11    YES      100               The greater of             7,820,000
Chain                                                                                           fair market value
Company                                                                                         or $7,820,000 and
                                                                                                any mortgage
                                                                                                prepayment
                                                                                                premium.

Wal-Mart               891,130     118,125      7.54        01/07    YES      100               The greater of             6,685,250
Stores, Inc.                                                                                    fair market value
                                                                                                plus 2% or $6,275,000
                                                                                                plus any mortgage
                                                                                                prepayment
                                                                                                premium.

Kinney Shoe             964,941     80,450     11.99        09/01    YES      100               The greater of             5,268,350
Corp./Armel,                                                                                    fair market value
Inc.                                                                                            or $5,260,350 plus
                                                                                                any mortgage
                                                                                                prepayment
                                                                                                premium.
Yale
Security, Inc.           399,250   130,000      3.07        03/11             100                N/A                       3,700,000



                  Partnership's
                     Share                   Current       Lease
Lease              of Current      Square    Rent Per   Expiration  Renewal   Ownership        Terms of                    Gross
Obligor            Annual Rents    Footage     Sq.Ft.    (Mo/Year)   Terms    Interest       Purchase Option               Costs (1)
-------            ------------    -------    -------    ---------  -------   ---------      ---------------              --------
Motorola,          $   540,000     46,350     $11.65     12/00      YES       100%           Fair market value           $ 4,379,455
Inc.
Harcourt               467,500     31,837      14.68     07/06      YES       100            N/A                           4,341,035

General
Corporation
Lockheed               310,000     45,804       6.77     04/01      YES       100            Fair market value             3,015,058
Martin
Corporation
Winn-Dixie             170,399     34,710       4.91     03/08      YES       100            N/A                           1,935,890
Stores, Inc.

(1) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

               The material terms on the mortgage debt of Registrant's properties is summarized in the following table:

                                              Mortgage
                          Annual Interest      Balance      Annual Debt    Maturity    Estimated Payment
    Lease Obligor              Rate           12/31/96       Service         Date      Due at Maturity     Prepayment Provisions
------------------         --------------   -----------     -----------    --------    -----------------   ----------------------
AP Parts Manufact-
uring Company, Inc.            7.63%        $ 5,736,608     $  764,638      02/01/01   $  4,211,790         N/A

AutoZone, Inc.                 9.51           8,743,039        951,072      08/02/98      8,539,522         The loan may be prepaid
                                                                                                            in full but not in part
                                                                                                            with a prepayment
                                                                                                            premium based on a
                                                                                                            formula based on
                                                                                                            treasury bond yields
                                                                                                            plus 0.5%.
Wal-Mart
Stores, Inc.                   9.63           3,464,333        706,429      08/15/03     Fully Amortizing   Prepayable in full with
                                                                                                            a premium equal to the
                                                                                                            greater of 1) 1% of the
                                                                                                            outstanding principal
                                                                                                            balance or 2) a present
                                                                                                            value discounted at a
                                                                                                            rate defined in the loan
                                                                                                            agreement.

                                              Mortgage
                          Annual Interest      Balance      Annual Debt    Maturity    Estimated Payment
    Lease Obligor              Rate           12/31/96       Service         Date      Due at Maturity     Prepayment Provisions
------------------         --------------   -----------     -----------    --------    -----------------   ----------------------
Kinney Shoe/
Armel, Inc. (1)            6.35%            $ 261,060       $ 261,060 (4)  01/01/98    Fully amortizing    Prepayable in full or in
                                                                                                           part, on any date,
                                                                                                           without premium.
Yale Security,
Inc.                      10.25             1,884,503          55,602      04/01/97    $1,874,628          Prepayable in full only,
                                                                                                           with a premium of the
                                                                                                           greater of 1% of the
                                                                                                           outstanding principal
                                                                                                           balance or a formula
                                                                                                           based on treasury bond
                                                                                                           yields.

Motorola, Inc.            10.50             2,187,826          89,854      04/01/97     2,155,117          Prepayable in full with a
                                                                                                           premium based on a
                                                                                                           formula using the most
                                                                                                           recently issued U.S.
                                                                                                           Treasury note closest to
                                                                                                           but not beyond the
                                                                                                           original maturity date of
                                                                                                           the mortgage.
Harcourt General
Corporation                8.50             2,039,909         311,911      07/01/06    Fully amortizing    Prepayable anytime after
                                                                                                           January 2001, with a
                                                                                                           premium based on a
                                                                                                           formula using the
                                                                                                           annualized yield of a
                                                                                                           U.S. Treasury note.

Livonia
Holiday Inn (2)(5)         9.06             2,608,808         186,972 (5)  11/15/97     2,561,000          The loan may be prepaid
                                                                                                           in full without a
                                                                                                           premium.
Alpena
Holiday Inn (3)(5)         6.6 - 9.0        2,565,500         279,780      9/1/97-9/1/15  257,250

Petoskey
Holiday Inn (3)(5)         6.6 - 9.0        2,565,500         279,780      9/1/97-9/1/15  257,250

(1)   Variable rate based on 64% of lender's prime rate.
(2)   Variable rate based on 3.5% over 90-day London Inter-Bank Offered Rate.
(3) Financing consists of a series of bonds maturing between 1997 and 2015 with interest rates varying from 6.6% to 9%.
(4)   Estimate based on current interest rates.
(5)   Operated by Registrant.

Item 3.    Legal Proceedings.
           ------------------

               As of the date hereof, Registrant is not a party to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

               No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           -------------------------------------------------
           Stockholder Matters.
           --------------------

               Information with respect to Registrant's common equity is hereby incorporated by reference to page 26 of Registrant's Annual Report contained in Appendix A.

Item 6.    Selected Financial Data.
           ------------------------

               Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.

Item 7.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations.
           --------------------------

               Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.


Item 8.    Consolidated Financial Statements and Supplementary Data.
           ---------------------------------------------------------

               The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 5 to 19 of Registrant's Annual Report contained in Appendix A:

       (i) Report of Independent Accountants.
      (ii) Consolidated Balance Sheets as of December 31, 1995 and 1996.
     (iii) Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.
      (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
       (v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
      (vi) Notes to Consolidated Financial Statements.

Item 9.    Disagreements on Accounting and Financial Disclosure.
           -----------------------------------------------------

               NONE

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

               Registrant has no officers or directors. The senior officers and directors of the Corporate General Partner are as follows:

                                                                                 Has Served as a
                                                                                 Director and/or
        Name                 Age    Positions Held                               Officer Since (1)
        ----                 ---    --------------                               -----------------

William Polk Carey             66   Chairman of the Board                             4/84
                                    Director
Francis J. Carey               71   President                                         4/84
                                    Director
George E. Stoddard             80   Chairman of the Investment Committee              4/84
                                    Director
Madelon DeVoe Talley           65   Vice Chairman of the Board                        4/86
                                    Director
Lawrence R. Klein              76   Chairman of the Economic Policy                   4/84
                                    Committee
                                    Director
Barclay G. Jones III           36   Executive Vice President                          4/84
                                    Director
Claude Fernandez               44   Executive Vice President                          4/84
                                    Chief Administrative Officer
H. Augustus Carey              39   Senior Vice President                             8/88
Anthony S. Mohl                34   Senior Vice President                             9/87
John J. Park                   32   Senior Vice President                             7/91
                                    Treasurer
Michael D. Roberts             45   First Vice President                              4/89
                                    Controller

(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.

               William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

               A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

               William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

               Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).

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

               Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.

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

               Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

               H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

               Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

               John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

               Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.

Item 11.   Executive Compensation.
           -----------------------

               Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $229,577 and $46,220, respectively, from the Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $9,608 ($96.08 per Unit) during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1996.

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

Item 12.   Security Ownership of Certain Beneficial Owners and
           ---------------------------------------------------
           Management.
           ----------

               As of December 31, 1996, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

               The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                        Number of Units
                               Name of                   and Nature of                      Percent
Title of Class            Beneficial Owner            Beneficial Ownership                  of Class
--------------            ----------------            --------------------                  --------
Limited Partnership
  Units of Registrant     William Polk Carey (1)               105    units                    .22%
                          Francis J. Carey                      25                              .05
                          George E. Stoddard
                          Madelon DeVoe Talley
                          Barclay G. Jones III
                          Lawrence R. Klein
                          Claude Fernandez
                          H. Augustus Carey                     10                              .02
                          Anthony S. Mohl
                          John J. Park
                          Michael D. Roberts                    --                               --

All executive officers
and directors as a
group (11 persons)                                              140   units                    .29%
                                                                ===                            ====

(1) As of March 15, 1997, the Corporate General Partner, Carey Corporate Property, Inc., owned 100 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of the Corporate General Partner, is the beneficial owner of these Units.

               There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.

Item 13.   Certain Relationships and Related Transactions.
           -----------------------------------------------

               For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements contained in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

               No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           ------------------------------------------------------
           Form 8-K.
           ---------
   (a)         1.     Financial Statements:
                      ---------------------
                      The following financial statements are filed as a part of
this Report:

   Report of Independent Accountants.

   Consolidated Balance Sheets, December 31, 1995 and 1996.

   Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.

   Consolidated Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

   Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

   Notes to Consolidated Financial Statements.

   The financial statements are hereby incorporated by reference to pages 5 to 19 of Registrant's Annual Report contained in Appendix A.


(a)            2.     Financial Statement Schedule:
                      -----------------------------

                      The following schedule is filed as a part of this Report:

   Schedule III -Real Estate and Accumulated Depreciation as of December 31,
   1996.

   Notes to Schedule III.

   Schedule III and notes thereto are hereby incorporated by reference to pages 20 to 23 of Registrant's Annual Report contained in Appendix A.

                      Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements or the Notes thereto, or because the conditions requiring their filing do not exist.

   (a)   3.    Exhibits:
               ---------

               The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

  4.9       Mortgage, Assignment of Leases and                          Filed as Exhibit 4.3
            Security Agreement dated January                            to Registrant's
            30, 1986 between CPA(R):5, as Mortgagor,                    Form 8-K dated
            and Lloyds and Texas Commerce, collectively                 March 13, 1986
            as Mortgagee, on Broomall, PA property.

 4.10       Modification Agreement dated March 1, 1986 in               Filed as Exhibit 4.4
            connection with the Mortgage, Assignment of                 to Registrant's
            Leases and Security Agreement dated                         Form 8-K dated
            January 30, 1986 on Broomall, PA property.                  March 13, 1986

 4.11       Mortgage Assignment of Leases and                           Filed as Exhibit 4.5
            Security Agreement dated January 30,                        to Registrant's
            1986 between CPA(R):5, as Mortgagor, and                    Form 8-K dated
            Lloyds and Texas Commerce, collectively                     March 13, 1986
            as Mortgagee, on Cuyahoga Falls, OH property.

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
 4.12       Modification Agreement dated March 1, 1986 in               Filed as Exhibit 4.6
            connection with the Mortgage, Assignment of                 to Registrant's
            Leases and Security Agreement dated                         on Form 8-K dated
            January 30, 1986 on Cuyahoga Falls, OH property.            March 13, 1986

 4.13       Deed of Trust, Assignment of Leases and                     Filed as Exhibit 4.7
            Security Agreement dated January 30, 1986,                  to Registrant's
            between CPA(R):5, as Grantor, and Lawyers                     Form 8-K dated
            Title Insurance, as Trustee on Duffield, VA property.       March 13, 1986

 4.14       Deed of Trust Modification Agreement dated March 1,         Filed as Exhibit 4.8
            1986 in connection with the Deed of Trust,                  to Registrant's
            Assignment of Leases and Security Agreement                 Form 8-K dated
            dated January 30, 1986 on Duffield, VA property.            March 13, 1986

 4.23       $3,700,000 Promissory Note dated January 30, 1986           Filed as Exhibit 4.17
            from CPA(R):5, as Payee, to Registrant and                    to Registrant's Form 8-K
            CPA(R):5, collectively 10.1 to 10.6 as Payor.                 dated March 13, 1986

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

 4.26       Mortgage and Security Agreement dated as of                 Filed as Exhibit 4.3
            April 30, 1986 between Registrant and First                 to Registrant's Form
            Southern (Chickasaw and Mobile, AL Properties).             8-K dated May 15, 1986

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

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

 4.42       Deed of Trust, Security Agreement and Assignment            Filed as Exhibit
            4.19 of Rents dated as of April 30, 1986 by Registrant,     to Registrant's Form
            as Grantor, Charles Odom, as Trustee, and                   8-K dated May 15, 1986
            First Southern, as beneficiary (Austin, TX
            Property).

 4.43       Deed of Trust, Security Agreement and Assignment of Rents   Filed as Exhibit 4.20
            dated as of April 30, 1986 by Registrant, Charles Odom      to Registrant's Form
            and First Southern (two Corpus Christi, TX Properties).     8-K dated May 15, 1986

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
 4.44       Deed of Trust, Security Agreement and Assignment of Rents   Filed as Exhibit 4.21
            dated as of April 30, 1986 by Registrant, Charles Odom and  to Registrant's Form
            First Southern (McAllen and Weslaco, TX Properties).        8-K dated May 15, 1986

 4.45       Deed of Trust, Security Agreement and Assignment of Rents   Filed as Exhibit 4.22
            dated as of April 30, 1986 by Registrant, Charles Odom and  to Registrant's Form
            First Southern (Nederland and Port Arthur, TX Properties).  8-K dated May 15, 1986

 4.46       Deed of Trust, Security Agreement and Assignment of Rents   Filed as Exhibit 4.23
            dated as of April 30, 1986 by Registrant, Charles Odom      to Registrant's Form
            and First Southern (San Antonio, TX Property).              8-K dated May 15, 1986

 4.47       Deed of Trust, Security Agreement and Assignment of         Filed as Exhibit 4.24
            Rents dated as of April 30, 1986 by Registrant, Charles     to Registrant's Form
            Odom and First Southern (Victoria, TX Property).            8-K dated May 15, 1986

 4.48       Deed of Trust, Security Agreement and Assignment of         Filed as Exhibit 4.25
            Rents dated as of April 30, 1986 by Registrant, Charles     to Registrant's Form
            Odom and First Southern (Waco, TX Property).                8-K dated May 15, 1986

 4.49       Deed of Trust, Security Agreement and Assignment of Rents   Filed as Exhibit 4.26
            dated as of April 30, 1986 by Registrant, Charles           to Registrant's Form
            Odom and First Southern (West Orange, TX Property).         8-K dated May 15, 1986

 4.50       Assignment of Leases and Rents dated as of April 30,        Filed as Exhibit 4.27
            1986 from Registrant, as Assignor, to First Southern,       to Registrant's Form
            as Assignee (Bessemer and Birmingham, AL Properties).       8-K dated May 15, 1986

 4.51       Assignment of Leases and Rents dated as of                  Filed as Exhibit 4.28
            April 30, 1986 from Registrant to First                     to Registrant's Form
            Southern (Chickasaw and Mobile, AL Properties).             8-K dated May 15, 1986

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

 4.57       Assignment of Leases and Rents dated as of April 30, 1986   Filed as Exhibit 4.34
            from Registrant to First Southern (Alton, Collinsville      to Registrant's Form
            and Wood River, IL Properties).                             8-K dated May 15, 1986

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

 4.69       Assignment of Leases and Rents dated as of                  Filed as Exhibit 4.46
            April 30, 1986 from Registrant to First                     to Registrant's Form
            Southern (two Corpus Christi Properties).                   8-K dated May 15, 1986

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
 4.70       Assignment of Leases and Rents dated as of                  Filed as Exhibit 4.47
            April 30, 1986 from Registrant to First                     to Registrant's Form
            Southern (McAllen and Weslaco, TX Properties).              8-K dated May 15, 1986

 4.71       Assignment of Leases and Rents dated as of                  Filed as Exhibit 4.48
            April 30, 1986 from Registrant to First Southern            to Registrant's Form
            (Nederland and Port Arthur, TX Properties).                 8-K dated May 15, 1986

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

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

4.112       Mortgage dated December 23, 1986 between                    Filed as Exhibit 4.4
            the Registrant, as Borrower, and Toledo                     to Registrant's Form 8-K
            Trust, as Lender, for Toledo, Ohio property.                dated January 6, 1987


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
4.113       Assignment of Leases and Rents dated December 23,           Filed as Exhibit 4.5
            1986 from Registrant, as Borrower, to Toledo Trust,         to Registrant's Form 8-K
            as Lender for Toledo, Ohio property.                        dated January 6, 1987

4.118       Loan Agreement dated May 23, 1987                           Filed as Exhibit 4.2
            between Registrant, as Borrower, and                        to Registrant's Form 8-K
            First Southern, as Lender.                                  dated May 27, 1987

4.119       Deed of Trust, Assignment of Rents, dated May 13, 1987      Filed as Exhibit 4.3
            by Registrant, as Trustor, Ticor Title Insurance Company    dated May 27, 1987
            of California, as Trustee, and First Southern as
            Beneficiary, affecting properties located in Los Angeles
            County, California.

4.120       Security Agreement dated May 23, 1987                       Filed as Exhibit 4.4
            between Registrant, as Debtor, and                          to Registrant's Form 8-K
            First Southern, as Secured Party.                           dated May 27, 1987

4.121       Assignment of Lessor's Interest in Leases dated May 13,     Filed as Exhibit 4.5
            1987, from Registrant to First Southern affecting           to Registrant's Form 8-K
            properties located in Los Angeles County, California.       dated May 27, 1987

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

4.124       Deed of Trust, Assignment of Rents, Security 1987 by        Filed as Exhibit 4.3
            Registrant, as Trustor, Ticor Title Insurance Company       dated May 27, 1987
            of California, as Trustee, and First Southern, as
            Beneficiary, affecting properties located in Los Angeles
            County, California.

4.125       Security Agreement dated May 13, 1987                       Filed as Exhibit 4.4
            between Registrant, as Debtor, and First                    to Registrant's Form 8-K
            Southern, as Secured Party.                                 dated May 27, 1987

4.126       Assignment of Lessor's Interest in Leases dated May 13,     Filed as Exhibit 4.5
            1987, from Registrant to First Southern affecting           to Registrant's Form 8-K
            properties located in Los Angeles County, California.       dated May 27, 1987

4.127       $12,000,000 Promissory Note dated November                  Filed as Exhibit 4.1
            16, 1987 from Registrant and CPA(R):7, as                   to Registrant's Form 8-K
            Borrower, to Ford, as Holder.                               dated February 8, 1988

4.128       Mortgage and Assignment of Leases and Rents and Security    Filed as Exhibit 4.2
            Agreement dated November 18, 1987 between Registrant        to Registrant's Form 8-K
            and CPA(R):7, as Mortgagor, and Ford, as Mortgagee.         dated February 8, 1988

4.129       $2,000,000 Deed of Trust Note dated January                 Filed as Exhibit 4.3
            21, 1988 from Registrant, as Borrower, to                   to Registrant's Form 8-K
            Altus Bank, N.A., as Lender.                                dated February 8, 1988

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
4.130       Deed of Trust dated January 21, 1988 by and among           Filed as Exhibit 4.4
            Registrant, as Grantor, and Jerry M. Broughton and          to Registrant's Form 8-K
            Roland V. Lee, Jr., as Trustees.                            dated February 8, 1988

4.131       Security Agreement dated January 21, 1988 between           Filed as Exhibit 4.5
            Registrant, as Borrower, and Altus Bank, N.A., as           to Registrant's Form 8-K
            Lender.                                                     dated February 8, 1988

 10.1       Agreement of Sale dated February 14, 1985 by and between    Exhibit 10.1 to Form 8-K
            Victor Equipment Company ("Victor") and Registrant.         filed February 28, 1985

 10.2       Lease Agreement dated February 15, 1985 between Registrant  Exhibit 10.2 to Form 8-K
            as landlord and Stoody Company ("Stoody") as tenant.        filed February 28, 1985

 10.3       Subordination, nondisturbance and Attornment Agreement      Exhibit 10.3 to Form 8-K
            dated February 15, 1985 among Hutton Life, Registrant       filed February 28, 1985
            and Stoody.

 10.4       Lease Agreement dated August 13, 1985 between Registrant    Filed as Exhibit 10.1
            and Sunroc Corporation ("Sunroc").                          to Registrant's Form 10-Q
                                                                        dated November 14, 1985

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

10.10       Lease Amendment dated January 17,                           Filed as Exhibit 10.2
            1986 between Registrant and Malone                          to Registrant's Form 8-K
            & Hyde.                                                     dated January 30, 1986

10.11       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.3
            between Registrant, as Landlord, and Malone                 to Registrant's Form 8-K
            & Hyde, as Tenant, for Charlotte, NC property.              dated January 30, 1986

10.12       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.4
            between Registrant, as Landlord, and Malone                 to Registrant's Form 8-K
            & Hyde, as Tenant, for Gastonia, NC property.               dated January 30, 1986

10.13       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.5
            between Registrant, as Landlord, and Malone                 to Registrant's Form 8-K
            & Hyde, as Tenant, for Lenoir, NC property.                 dated January 30, 1986

                                                -24-

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
10.14       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.6
            between Registrant, as Landlord, and Malone                 to Registrant's Form 8-K
            & Hyde, as Tenant, for Statesville, NC property.            dated January 30, 1986

10.15       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.7
            between Registrant, as Landlord, and Malone                 to Registrant's Form 8-K
            & Hyde, as Tenant for Austin, TX property.                  dated January 30, 1986

10.16       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.8
            between Registrant, as Landlord, and Malone &               to Registrant's Form 8-K
            Hyde, as Tenant, for the two Corpus Christi, TX properties. dated January 30, 1986

10.17       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.9
            between Registrant, as Landlord, and Malone &               to Registrant's Form 8-K
            Hyde, as Tenant for McAllen and Weslaco, TX properties.     dated January 30, 1986

10.18       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.10
            between Registrant, as Landlord, and Malone & Hyde,         to Registrant's Form 8-K
            as Tenant, for Nederland and Port Arthur, TX properties.    dated January 30, 1986

10.19       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.11
            between Registrant, as Landlord, and Malone &               to Registrant's Form 8-K
            Hyde, as Tenant, for San Antonio, TX property.              dated January 30, 1986

10.20       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.12
            between Registrant, as Landlord, and Malone &               to Registrant's Form 8-K
            Hyde, as Tenant for Victoria, TX properties.                dated January 30, 1986

10.21       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.13
            between Registrant, as Landlord, and Malone &               to Registrant's Form 8-K
            Hyde, as Tenant for Waco, TX property.                      dated January 30, 1986

10.22       Memorandum of Lease dated January 17, 1986                  Filed as Exhibit 10.14
            between Registrant, as Landlord, and Malone &               to Registrant's Form 8-K
            Hyde, as Tenant, for West Orange, TX property.              dated January 30, 1985

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


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

10.36       Memorandum of Lease dated as of April 30,                   Filed as Exhibit 10.7
            1986 between Registrant and Malone & Hyde                   to Registrant's Form
            (Columbus, GA Property).                                    8-K dated May 15, 1986


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

 28.1       Bill of Sale dated February 14, 1985                        Exhibit 28.1 to Form 8-K
            from Stoody to Victor.                                      filed February 28, 1985

 28.2       Bill of Sale dated February 14, 1985                        Exhibit 28.2 to Form 8-K
            from Victor to Registrant.                                  filed February 28, 1985

 28.3       Corporation Grant Deed dated February                       Exhibit 28.3 to Form 8-K
            14, 1985 from Stoody to Victor.                             filed February 28, 1985.

 28.4       Corporation Grant Deed dated February                       Exhibit 28.4 to Form 8-K
            14, 1985 from Victor to Registrant.                         filed February 28, 1985.

 28.5       Deed dated July 12, 1985 between                            Filed as Exhibit 28.1
            LaSalle National Bank (LaSalle") and                        to Registrant's Form 10-Q
            Registrant.                                                 dated November 14, 1985

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
            Registrant, as Grantee, for Charlotte,                      January 6, 1986

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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
                                                                        March 13, 1986

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

28.94       Bill of Sale from Jeffrey M. Browne and                     Filed as Exhibit 28.4
            Anne M. Browne to Registrant.                               to Registrant's Form
                                                                        8-K dated May 29, 1986

28.95       Bill of Sale dated June 18, 1986 from                       Filed as Exhibit 28.1
            Peerless to Registrant.                                     to Registrant's Form
                                                                        8-K dated July 2, 1986

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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

28.106      Indemnity Agreement dated as of                             Filed as Exhibit 28.7
            July 30, 1986.                                              to Registrant's Form 8-K
                                                                        dated August 21, 1986

28.107      Registrant's Current Report on Form 8-K                     Filed as Exhibit 28.8
            dated January 6, 1986.                                      to Registrant's Form 8-K
                                                                        dated August 21, 1986

28.108      Bill of Sale, dated September 5, 1986, from                 Filed as Exhibit 28.1
            Armel to Registrant.                                        to Registrant's Form 8-K
                                                                        dated October 1, 1986

Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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


Exhibit                                                                      Method of
  No.       Description                                                       Filing
-------     -----------                                                      ---------
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


   (b)   Reports on Form 8-K
         --------------------
               During the quarter ended December 31, 1996 the Registrant was not required to file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 6
                             - a California limited partnership

                             BY:    CAREY CORPORATE PROPERTY, INC.

  04/03/97                   BY:     /s/ Claude Fernandez
  --------                          ------------------------------
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

                             BY:    CAREY CORPORATE PROPERTY, INC.

                                    William P. Carey
                                    Chairman of the Board
                                    and Director
                                    (Principal Executive Officer)

                                    Francis J. Carey
                                    President and Director

                                    George E. Stoddard                  BY:   /s/ George E. Stoddard
                                    Chairman of the Investment               George E. Stoddard
                                    Committee and Director                   Attorney in fact

                                                                             April 3, 1997

                                    Dr. Lawrence R. Klein
                                    Chairman of the Economic Policy
                                    Committee and Director

                                    Madelon DeVoe Talley
                                    Vice Chairman of the Board of
                                    Directors and Director

  04/03/97                   BY:     /s/ Claude Fernandez
  --------                          ---------------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)

  04/03/97                   BY:     /s/ Michael D. Roberts
  --------                          ----------------------------------
     Date                           Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)

                                                   APPENDIX A TO FORM 10-K




                        CORPORATE PROPERTY ASSOCIATES 6
                      - A CALIFORNIA LIMITED PARTNERSHIP
                               AND SUBSIDIARIES





                                                   1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
(In thousands except per unit amounts)

                                     1992           1993            1994            1995             1996
                                     ----           ----            ----            ----             ----
OPERATING DATA:
  Revenues                          $14,177       $15,387         $15,694         $16,738          $16,537

Income before
  extraordinary gain (1)              4,254         3,920           3,099           5,771            6,025

Income before
  extraordinary gain
  allocated:
To General Partners                     255           235             186             347              428
To Limited Partners                   3,999         3,685           2,913           5,424            5,597
Per unit                              83.40         76.85           60.76          113.16           116.78

  Distributions attributable (2):
     To General Partners                279           281             281             286              295
     To Limited Partners              4,368         4,406           4,429           4,483            4,629
     Per unit                         91.10         91.88           92.26           93.53            96.58

  Payment of mortgage
     principal (3)                    1,072         1,300           1,331           1,356            1,156

BALANCE SHEET DATA:
  Total assets                       96,244        92,570          90,186          88,422           88,154

  Long-term
     obligations (4)                 50,054        51,362          36,603          36,298           34,279

(1) Net income for 1995 includes an extraordinary gain on the extinguishment of debt of $2,088,000.
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter applicable to the prior year.
(3) Represents scheduled payment of mortgage principal paid.
(4) Represents mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

               Results of Operations
               ---------------------
               Net income for the year ended December 31, 1996 decreased by $1,834,000 as compared with net income in 1995. Excluding the effects of a nonrecurring other income item of $688,000 and an extraordinary gain of $2,088,000 both in 1995, income would have increased by $942,000. The increase in income, as adjusted was primarily due to decreases in interest, property and general and administrative expenses and an increase in lease revenues. This was partially offset by an increase in depreciation expense.

               The decrease in interest expense was due to the satisfaction of the mortgage loans on the Stoody Deloro Stellite, Inc. ("Stoody"), Anthony's Manufacturing, Inc. ("Anthony's") and the Peerless Chain Company ("Peerless") properties in 1995 and the refinancing of an existing mortgage loan on the property leased to Wal-Mart Stores, Inc. ("Wal-Mart") in 1996. The Stoody and Anthony's loans were paid off, in part by obtaining $10,000,000 of recourse financing; however, overall interest on this obligation was lower than the interest incurred on the retired mortgage loans. The decrease in property expenses was primarily due to the provision for uncollected rents incurred on the lease with Folger Adam Company ("Folger Adam") in 1995 and the legal costs incurred in connection with the settlement of the Anthony's dispute in 1995. The decrease in general and administrative expenses was due to a decrease in legal costs, provisions for state taxes and office occupancy costs. Lease revenues increased due to rent increases on the Partnership's leases with Peerless, Wal-Mart and Armel Inc. in 1996 and leases with Motorola Inc. ("Motorola") and Stoody in 1995. Lease revenues also benefited from increased rent from the A.P. Parts Manufacturing ("AP Parts") lease in connection with the Partnership's funding of improvements in January 1996 at one of the A.P. Parts properties. The increase in depreciation expense was due to the classification of the new lease with Yale Security, Inc. ("Yale") as an operating lease. In March 1996, Yale entered into a lease with the Partnership for the Partnership's property in Lemont, Illinois after purchasing the operations of Folger Adam in a bankruptcy proceeding. Depreciation also increased due to the funding of $1,700,000 of improvements at A.P. Parts.

               Earnings from the Partnership's hotel operations increased by $120,000 to $1,154,000 as compared with 1995, an increase of approximately 12%. Operating income from the Alpena and Petoskey hotels increased 7% and 11%, respectively, for the year ended December 31, 1996 as compared with 1995. The average room rate remained stable at the Alpena hotel with the occupancy rate increasing by 6% resulting in both a 5% increase in room revenue and a 4% increase in food and beverage revenue. There was a 14% increase in the occupancy rate at the Petoskey hotel; however, the average room rate decreased by 9%. Petoskey also benefited from a decrease in operating expenses. The decrease in Petoskey room rates was the result of increased competition from other resorts. The earnings of the Livonia hotel increased by 13% as a result of a 6% increase in revenues and only a 3% increase in expenses. The increase in revenues was due to an increase of 10% in overall average room rates, with increases sustained in each room rate category. The ability to raise rates was due to favorable economic and business conditions in the Detroit metropolitan area.

               Net income for the year ended December 31, 1995 increased by $4,760,000 as compared with net income for the year ended December 31, 1994. Of the increase, $2,776,000 was due to the Partnership's successful settlement of its dispute with Anthony's and the related gain on the prepayment of the mortgage loan on the Anthony's properties, which was paid off at a substantial discount. Excluding the effect of these settlement transactions and $225,000 that the Partnership received in 1994 as a settlement relating to the 1992 lease termination at the Livonia, Michigan hotel property, income reflected an increase of $2,209,000 from the prior year.

               The increase in income, as adjusted for 1995, was primarily due to a decrease in property expenses and, to a lesser extent, an increase in lease revenues and a decrease in interest expense. The decrease in property expenses was due to costs incurred in 1994 in connection with (i) the Partnership's assessment of liquidity alternatives which included environmental reviews and property valuations, (ii) costs incurred in the Anthony's dispute prior to the commencement of settlement negotiations and (iii) charges incurred for uncollected Anthony's rent. As a result of the Anthony's settlement in May 1995, the Partnership ultimately collected most of such uncollected rents. The increase in lease revenues was due to rental increases on the Partnership's leases with Stoody and the Folger Adam and increased rent resulting from a modification of the AutoZone, Inc. ("AutoZone") lease. The decrease in interest expense was due to lower overall loan balances as the result of the satisfaction of the mortgage loans on the Stoody and Anthony's properties, the payoff of which was partially funded with a new loan that is a recourse obligation of the Partnership.

               Earnings from the Partnership's hotel operations decreased by $41,000 to $1,034,000 as compared with 1994, a decrease of approximately 4%. The occupancy rate at the Petoskey, Michigan hotel declined to 43% in 1995 from 47% in 1994 due to increased competition from a nearby resort area. The Partnership was only able to increase the average room rate at Petoskey by slightly less than 1% in 1995. Occupancy rates at the Alpena, Michigan hotel property remained stable at 55% and the Partnership was able to increase the average room rate by slightly less than 5%. Occupancy and average room rates at the Livonia hotel increased by 2% and 8%, respectively. The operations in Alpena and Petoskey are seasonal in nature with the largest proportion of income being earned in the summer months. The operations of the Livonia hotel which represented 61% of hotel revenues and 72% of hotel earnings are not seasonal in nature, but, as noted, are affected by the economic conditions in the Detroit metropolitan area.

               In connection with funding of the expansion of the A.P. Parts property in Toledo, Ohio, the Partnership refinanced an existing mortgage loan on the A.P. Parts properties and entered into a lease modification agreement. The effect of the lease modification and new mortgage financing increased cash flow from the A.P. Parts properties by $336,500 annually. Future cash flow will benefit from rent increases on the Partnership's leases with Anthony's in 1998, and Motorola and Lockheed Martin Corporation in 1999. Cash flow also benefited from the reamortization of the AutoZone mortgage loan after such loan was partially prepaid with proceeds from the sale of two properties. The Partnership's $10,000,000 note payable is a variable rate obligation and interest will vary based on the short-term interest rate environment.

               Because of the long-term nature of the Partnership's net leases, inflation and changing prices should not unfavorably affect the Partnership's revenues and net income or have an impact on the continuing operations of the Partnership's properties. The Partnership's net leases have rent increases based on the Consumer Price Index ("CPI") and may have caps on such CPI increases, or sales overrides, which should increase operating revenues in the future. The moderate increases in the CPI over the past several years will affect the rate of such future rent increases. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposal relating to the CPI formula. Management believes that hotel operations will not be significantly impacted by changing prices. In addition, Management believes that reasonable increases in hotel operating costs may be partially or entirely offset by increases in room rates. As noted, based on the conditions of the Livonia hotel, the Partnership has increased room rates by amounts in excess of increase in costs.

               Financial Condition
               -------------------

               Other than its interest in the three hotel properties, all of the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable operating cash flow from its net leases and hotel operations to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. In addition, the Partnership maintains cash reserves to fund major outlays such as capital improvements and balloon debt payments.

               The Partnership's cash flow from operating activities of $7,616,000 in 1996 was sufficient to fund distributions to partners of $4,881,000 and $1,156,000 of scheduled principal payment installments on the Partnership's mortgage debt.

               The Partnership's investing activities in 1996 consisted of receiving $603,000 from selling two AutoZone properties and funding $1,728,000 of improvements to the A.P. Parts property. The Partnership also used $169,000 to (i) fund improvements needed to meet the requirements of the Holiday Inn core modernization plan at the Alpena and Petoskey hotels and (ii) for replacing furniture, fixtures and equipment at the hotels in the ordinary course of business. Other assets at December 31, 1996 included approximately $289,000 of reserves which is available to fund replacements and improvements at the hotel properties. These reserves are funded by an allocation of hotel revenues. The Partnership does not anticipate utilizing any funds in excess of amounts set aside in the reserve account to fund improvements or replacements within the next 12 months. The Partnership has no current plans to fund improvements at any other of its leased properties.

               The Partnership's financing activities in 1996 consisted primarily of using cash flow from operations to pay distributions and meeting scheduled principal payment installment obligations. The Partnership obtained $3,500,000 in connection with refinancing the mortgage loan on the Wal-Mart property at which time it paid off an existing loan on the property of $3,420,000 which had been scheduled to mature in May 1997. The Partnership obtained a new limited recourse mortgage loan of $6,000,000 on the A.P. Parts properties which was used to fund the improvements and pay off an existing loan of $4,000,000. The Partnership used cash reserves to pay a balloon payment of $1,500,000 on a limited recourse loan encumbered by the Winn Dixie Stores Inc., property. The proceeds from the sale of the two AutoZone properties were used to make mandatory partial prepayments on the AutoZone mortgage loan.

               The Partnership has several balloon payments scheduled over the next several years including payments of $2,609,000 on the Livonia Hotel mortgage loan in 1997 and $8,618,000 on the AutoZone loan in 1998. The Partnership negotiated short-term extensions of the maturity of mortgage loans on the Motorola and Yale Security properties which had been scheduled to mature in 1996. The Motorola loan of $2,188,000 and the Yale Security loan of $1,885,000 are now scheduled to mature in 1997. The Partnership does not currently have the cash necessary to pay all of these loans. Management believes the prospects for refinancing the properties servicing these loans are good as these loans will remain subject to leases for a number of years and in the case of the hotel, generate substantial cash flow from operations. The Partnership currently has sufficient capacity to borrow against several of its unleveraged properties while still remaining in compliance with the covenants of the recourse loan. In the case of limited recourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the property collateralizing such debt. In the event that balloon payments come due, the Partnership's alternatives include seeking to refinance the loans, restructuring the debt with the existing lenders, evaluating its ability to satisfy the mortgages from existing cash reserves or selling the property and using the sales proceeds to satisfy the mortgage debt.

               Anthony's and Wal-Mart have options exercisable in 1997 to purchase their leased properties. The purchase options are exercisable at the greater of (i) the Partnership's cost of acquiring such properties, including improvements funded subsequent to purchase, and any premium that would be incurred on paying off mortgage loans on the properties or (ii) the fair market value of the properties as encumbered by the lease. In the event that both options were exercised in 1997, the Partnership would receive net proceeds of no less than $14,377,000. If exercised, annual cash flow (rents less mortgage debt service) would be reduced by $1,372,000.

               Except for the three hotel properties, all of the properties are currently leased to corporate tenants. All of the properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partners believe that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. Further, in the event that the Partnership either is responsible or becomes responsible for such costs because of a tenant's failure to fulfill its obligations the General Partners believe that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

               The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                       REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
 Corporate Property Associates 6
 - a California limited
 partnership and Subsidiaries:

               We have audited the accompanying consolidated balance sheets of Corporate Property Associates 6 - a California limited partnership and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 20 to 23 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 6 - a California limited partnership and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.

                                                    /s/Coopers & Lybrand L.L.P.

New York, New York
March 21, 1997

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1996

                                                            1995               1996
                                                            ----               ----
      ASSETS:
Real estate leased to others:
   Accounted for under the
     operating method:
        Land                                             $11,401,896         $11,502,589
        Buildings                                         34,931,212          40,059,299
                                                         -----------         -----------
                                                          46,333,108          51,561,888
        Accumulated depreciation                          10,653,598          11,955,764
                                                         -----------         -----------
                                                          35,679,510          39,606,124
   Net investment in direct financing leases              36,920,755          32,887,655
                                                         -----------         -----------
        Real estate leased to others                      72,600,265          72,493,779
Operating real estate, net of accumulated depreciation
   of $4,276,790 in 1995 and $4,639,138 in 1996            8,555,841           8,362,428
Cash and cash equivalents                                  3,476,915           3,338,391
Accrued interest and rents receivable, net of reserve
   for uncollected rent of $119,331 in 1995                   28,251              40,746
Note receivable from affiliate                             1,151,000           1,151,000
Other assets net of accumulated amortization
   of $797,301 in 1995 and $810,994 in 1996                2,609,407           2,767,227
                                                         -----------         -----------
           Total assets                                  $88,421,679         $88,153,571
                                                         ===========         ===========
      LIABILITIES:

Mortgage notes payable                                   $33,263,097         $32,057,088
Note payable                                              10,000,000          10,000,000
Accrued interest payable                                     482,195             439,078
Accounts payable and accrued expenses                        353,851             372,012
Accounts payable to affiliates                                75,323             131,275
Deferred rental income                                     3,789,785           3,544,624
Other liabilities                                            354,235             361,816
                                                         -----------         -----------
           Total liabilities                              48,318,486          46,905,893
                                                         -----------         -----------

Commitments and contingencies

      PARTNERS' CAPITAL:

General Partners                                            (156,867)             (4,515)
Limited Partners (47,930 Limited
  Partnership Units issued and outstanding)               40,260,060          41,252,193
                                                         -----------         -----------
           Total partners' capital                        40,103,193          41,247,678
                                                         -----------         -----------
           Total liabilities and
           partners' capital                             $88,421,679         $88,153,571
                                                         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS of INCOME

             For the years ended December 31, 1994, 1995 and 1996

                                                   1994              1995              1996
                                                   ----              ----              ----
Revenues:
   Rental income                               $ 5,464,931       $ 5,195,838        $ 5,675,049
   Interest income from
     direct financing leases                     5,251,979         5,814,312          5,613,415
   Other interest income                           377,800           332,480            307,947
   Revenue of hotel operations                   4,371,566         4,630,619          4,868,017
   Other income                                    227,577           764,650             72,868
                                               -----------       -----------        -----------
                                                15,693,853        16,737,899         16,537,296
                                               -----------       -----------        -----------
Expenses:
   Interest expense                              5,040,589         4,499,692          4,003,726
   Depreciation                                  1,621,029         1,525,011          1,664,514
   General and administrative                      531,594           624,249            513,074
   Operating expense of hotel
     operations                                  3,296,063         3,596,408          3,714,173
   Property expense                              1,941,665           512,797            394,761
   Amortization                                    163,748           209,074            292,530
                                               -----------       -----------        -----------
                                                12,594,688        10,967,231         10,582,778
                                               -----------       -----------        -----------
        Income before gain on sales and
        extraordinary item                       3,099,165         5,770,668          5,954,518

Gain on sales of real estate                                                             70,878
                                               -----------       -----------        -----------
     Income before extraordinary item            3,099,165         5,770,668          6,025,396

Extraordinary gain on extinguishment of debt                       2,088,268
                                               -----------       -----------       ------------

        Net income                             $ 3,099,165       $ 7,858,936        $ 6,025,396
                                               ===========       ===========        ===========

Net income allocated to:
   Individual General Partner                  $    30,991       $    78,588        $    71,357
                                               ===========       ===========        ===========

   Corporate General Partner                   $   154,959       $   392,948        $   356,792
                                               ===========       ===========        ===========

   Limited Partners                            $ 2,913,215       $ 7,387,400        $ 5,597,247
                                               ===========       ===========        ===========

Net income per Unit:
   (47,950 Limited Partnership Units
   outstanding in 1994,
   47,935 weighted average Limited

   Partnership Units outstanding in 1995 and 47,930 Limited Partnership Units outstanding in 1996)

      Income before extraordinary gain              $60.76           $113.16            $116.78
      Extraordinary gain                                               40.95
                                                    ------           -------            -------
                                                    $60.76           $154.11            $116.78
                                                     ======          =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

             For the years ended December 31, 1994, 1995 and 1996

                                                   Partners' Capital Accounts
                                         -------------------------------------------------------
                                                                                         Limited
                                                                                        Partners'
                                                          General       Limited        Amount Per
                                          Total           Partners      Partners        Unit  (a)
                                         ----------       --------      ------------    ---------
Balance, December 31, 1993               $38,606,142      $(250,812)     $38,856,954        $809

Distributions                             (4,704,691)      (280,823)      (4,423,868)        (92)

Net income, 1994                           3,099,165        185,950        2,913,215          61
                                         -----------      ---------      -----------        ----

Balance, December 31, 1994                37,000,616       (345,685)      37,346,301         778

Distributions                             (4,736,359)      (282,718)      (4,453,641)        (93)

Purchase of Limited Partnership Units        (20,000)                        (20,000)

Net income, 1995                           7,858,936        471,536        7,387,400         154
                                         -----------      ---------      -----------        ----

Balance, December 31, 1995                40,103,193       (156,867)      40,260,060         839

Distributions                             (4,880,911)      (275,797)      (4,605,114)        (96)

Net income, 1996                           6,025,396        428,149        5,597,247         117
                                         -----------      ---------      -----------        ----

Balance, December 31, 1996               $41,247,678      $  (4,515)     $41,252,193        $860
                                         ===========      =========      ===========        ====

(a)  Based on weighted average Units issued and outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                   CONSOLIDATED STATEMENTS of CASH FLOWS
             For the years ended December 31, 1994, 1995 and 1996

                                                               1994               1995              1996
                                                               ----               ----              ----
Cash flows from operating activities:
   Net income                                              $ 3,099,165      $  7,858,936      $  6,025,396
   Adjustments to reconcile net income to net
      cash provided by operating activities:

      Depreciation and amortization                          1,784,777         1,734,085         1,957,044
      Extraordinary gain on extinguishment of debt                            (2,088,268)
      Restructuring fees received                                              3,800,000
      Amortization of deferred rental income
        and straight-line rent adjustments                                       (10,215)         (286,620)
      Gain on sale of real estate                                                                  (70,878)
      Note receivable received in connection with
        bankruptcy settlement                                 (172,414)

      Net change in operating assets and liabilities           382,808          (161,502)           (9,416)
                                                           -----------      ------------      ------------
          Net cash provided by operating activities          5,094,336        11,133,036         7,615,526
                                                           -----------      ------------      ------------

Cash flows from investing activities:
   Amounts received on partial prepayment of note
      receivable from affiliate                                                  144,000
   Proceeds from sale of real estate                                                               603,285
   Additional capitalized costs                                (96,818)         (418,020)       (1,897,022)
                                                           -----------      ------------      ------------
          Net cash used in investing activities                (96,818)         (274,020)       (1,293,737)
                                                           -----------      ------------      ------------

Cash flows from financing activities:

   Distributions to partners                                (4,704,691)       (4,736,359)       (4,880,911)
   Purchase of Limited Partner Units                                             (20,000)
   Proceeds from issuance of note payable                                     10,000,000
   Proceeds from mortgages                                                                       9,500,000
   Prepayments of mortgage notes payable                                     (15,400,020)       (9,550,413)
   Payments of mortgage principal                           (1,331,466)       (1,356,271)       (1,155,596)
   Deferred financing costs                                    (13,070)         (282,320)         (373,393)
                                                           -----------      ------------      ------------
          Net cash used in financing activities             (6,049,227)      (11,794,970)       (6,460,313)
                                                           -----------      ------------      ------------

          Net decrease in cash and
            cash equivalents                                (1,051,709)         (935,954)         (138,524)


Cash and cash equivalents, beginning of year                 5,464,578         4,412,869         3,476,915
                                                           -----------      ------------      ------------

        Cash and cash equivalents, end of year             $ 4,412,869      $  3,476,915      $  3,338,391
                                                           ===========      ============      ============

                                  (Continued)

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

               CONSOLIDATED STATEMENTS of CASH FLOWS, Continued
             For the years ended December 31, 1994, 1995 and 1996

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

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

                  NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:
      -------------------------------------------
        Basis of Consolidation:
        -----------------------
          The consolidated financial statements include the accounts of Corporate Property Associates 6 and two 99% owned subsidiaries, CPA(R) Burnhaven Limited Partnership and CPA(R) Peerless Limited Partnership, (collectively, the "Partnership").

        Use of Estimates:
        -----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Real Estate Leased to Others:
        -----------------------------
          Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and betterments.

          The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

          The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for under the
                  -----------------------
                  direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                  Operating method - Real estate is recorded at cost, revenue is
                  ----------------
                  recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

          The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

          Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides.

        Operating Real Estate:
        ----------------------
          Land, buildings and personal property are carried at cost. Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Depreciation:
        -------------
          Depreciation is computed using the straight-line method over the estimated useful lives of the components of the particular properties, which range from 5 to 30 years.

        Cash Equivalents:
        -----------------
          The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of three financial institutions.

        Other Assets:
        -------------
          Included in the assets are deferred charges incurred in connection with mortgage note financings which are deferred and amortized on a straight-line basis over the terms of the mortgages.

        Income Taxes:
        -------------

           A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

        Deferred Rental Income:
        -----------------------

           A lease amendment fee of $3,800,000 received in 1995 in connection with the amendment of one of the Partnership's leases is being amortized as deferred rental income from the date of the amendment through the end of the initial term of the lease (15 1/2 years).

        Reclassifications:
        ------------------

          Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.


 2.   Partnership Agreement:
      ----------------------
          The Partnership was organized on July 23, 1984 under the Revised
             Uniform Limited Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 100 Limited Partnership Units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2004, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").


                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc. ("Carey Property"), an affiliate of the General Partner), and the Limited Partners are allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. In accordance with the Agreement, the General Partners, were allocated the gain on the sale of real estate as well as the related tax gain in order to reduce their negative balances because they had negative capital balances at the beginning of the year.

          The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $18,099 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.


 3.   Transactions with Related Parties:
      ----------------------------------

          The Partnership holds its 35% interest in hotel properties in Alpena and Petoskey, Michigan and its 34.4828% ownership interest in a hotel property in Livonia, Michigan as tenants-in-common with affiliates who own the remaining interests. The Partnership's interests in the assets and liabilities of the hotel properties are accounted for on a proportional basis.

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

          Under the Agreement, W.P. Carey & Co., Inc. ("W.P. Carey") and other affiliates are entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                                          1994            1995           1996
                                                          ----            ----           ----
               Property management fee                   $ 97,849       $156,629      $111,048
               General and administrative
                  expense reimbursements                  154,562        152,795       115,128
                                                         --------       --------      --------
                                                         $252,411       $309,424      $226,176
                                                         ========       ========      ========

          During 1994, 1995 and 1996, fees aggregating $96,539, $102,893 and
             $44,215, respectively, were incurred for legal services performed by a firm in which the Secretary of W.P. Carey, Carey Property and other affiliates is a partner.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

         The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Net expenses incurred in 1994, 1995 and 1996 were $61,327, $94,719 and $108,362, respectively.

 4.   Real Estate Leased to Others Accounted for Under the Operating Method and
      -------------------------------------------------------------------------
      Operating Real Estate:
      ---------------------

     A.   Real Estate Leased to Others:
          ----------------------------

          Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $5,700,000 in both 1997 and 1998; $5,783,000 in 1999; $5,794,000 in 2000;
             $4,839,000 in 2001; and aggregate approximately $55,502,000 through 2011.

          Contingent rents were approximately $262,000, $171,000 and $378,000 in 1994, 1995 and 1996, respectively.

     B.   Operating Real Estate:
          ---------------------

          Operating real estate, at cost, is summarized as follows:

                                                                   December 31,
                                                                   -----------
                                                             1995                  1996
                                                             ----                  ----
                  Land                                   $ 1,337,262         $ 1,337,262
                  Building                                 9,546,639           9,723,824
                  Personal property                        1,948,730           1,940,480
                                                         -----------         -----------
                                                          12,832,631          13,001,566
                  Less, Accumulated depreciation           4,276,790           4,639,138
                                                         -----------         -----------
                                                         $ 8,555,841         $ 8,362,428
                                                         ===========         ===========

 5.   Net Investment in Direct Financing Leases:
      -----------------------------------------

          Net investment in direct financing leases is summarized as follows:

                                                                   December 31,
                                                                   -----------
                                                             1995                  1996
                                                             ----                  ----
                  Minimum lease payments receivable     $ 66,850,664          $ 55,194,360
                  Unguaranteed residual value             36,920,755            32,887,655
                                                        ------------          ------------
                                                         103,771,419            88,082,015
                  Less, Unearned income                   66,850,664            55,194,360
                                                        ------------          ------------
                                                        $ 36,920,755          $ 32,887,655
                                                        ============          ============

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          Scheduled future minimum rents, exclusive of renewals, under noncancellable financing leases amount to approximately $4,206,000 in each of the years 1997 to 2001 and aggregate approximately $55,194,000 through the year 2011.

          Contingent rents were approximately $576,000, $1,113,000 and $1,138,000 in 1994, 1995 and 1996, respectively.


 6.   Mortgage Notes Payable and Note Payable:
      ---------------------------------------

          A. Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $61,480,000, before accumulated depreciation. As of December 31, 1996, mortgage notes payable bear interest at rates varying from 6.35% to 10.5% per annum and mature from 1997 to 2015.

 .         Scheduled principal payments, during each of the next five years following December 31, 1996 and thereafter are as follows:

            Year Ending December 31,
            -----------------------
               1997                                       $  7,778,111
               1998                                          9,410,818
               1999                                            841,942
               2000                                            910,103
               2001                                          9,142,001
               Thereafter                                    3,974,113
                                                           -----------
                  Total                                   $ 32,057,088


      B. The Partnership's $10,000,000 note payable requires quarterly payments of interest only at the variable interest rate of the three-month London Inter-Bank Offered Rate ("LIBOR") plus 4.25% per annum and is subject to the following conditions: The Partnership must offer as a prepayment to the lender the proceeds from the sale of any Partnership properties; however, the lender may decline such proceeds. The Partnership must maintain ratios of Free Operating Cash Flow, as defined, to debt service on the loan ranging from 3.4:1 to 3:1 over the life of the agreement and maintain a consolidated net worth and appraised property values of $25,000,000, as adjusted. Under the terms of the credit agreement, the Partnership also has agreed that it may obtain new limited recourse debt on any of its properties only for the purpose of refinancing existing mortgage debt. Total mortgage indebtedness may not exceed $37,952,884, at the inception of the loan, as adjusted for subsequent scheduled principal amortization on existing mortgage loans plus closing costs on any new loans. At December 31, 1996, the Partnership is in compliance with such terms.

                                   Continue

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

          Interest paid on mortgage notes payable and note payable was $4,554,644, $4,894,003 and $4,046,843 in 1994, 1995 and 1996,
             respectively.



7.    Distributions to Partners:
      -------------------------

      Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                    Limited
        Year Ending       Distributions Paid          Distributions Paid          Partners' Per
        December 31,      to General Partners         to Limited Partners          Unit Amount
      ----------------    -------------------         -------------------          -----------
           1994                $280,823                   $4,423,868                 $92.26
                               ========                   ==========                 ======
           1995                $282,718                   $4,453,641                 $92.91
                               ========                   ==========                 ======
           1996                $275,797                   $4,605,114                 $96.08
                               ========                   ==========                 ======


      Distributions of $70,142 to the General Partners and $1,162,303 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.

 8.   Income for Federal Tax Purposes:
      -------------------------------

          Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                          1994             1995           1996
                                                          ----             ----           ----
           Net income per Statements of Income        $ 3,099,165       $ 7,858,936    $ 6,025,396
           Excess tax depreciation                     (2,152,351)       (2,289,920)    (1,608,909)
           Difference in recognition of
             lease amendment fee                                          3,101,971
           Other                                          209,489          (799,351)      (723,429)
                                                      -----------       -----------    ------------
                Income reported for Federal
                   income tax purposes                $ 1,156,303       $ 7,871,636    $ 3,693,058
                                                      ===========       ===========    ===========

                                                             Continue

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

          In 1994, 1995 and 1996, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                            1994       %          1995      %          1996       %
                                            ----      ---         ----     ---         ----      --
   Stoody Deloro Stellite, Inc.          $1,711,322   16%    $ 2,147,046   19%     $ 2,234,191   20%
   AP Parts Manufacturing
     Company                              1,526,387   14       1,526,387   14        1,728,527   15
   Peerless Chain Company                 1,269,453   12       1,279,668   12        1,611,600   14
   AutoZone, Inc.                         1,364,809   13       1,447,852   13        1,336,895   12
   Anthony's Manufacturing
     Company, Inc.                        1,348,106   13       1,072,711   10          876,000    8
   Wal-Mart Stores, Inc.                    827,265    8         827,265    8          848,553    7
   Kinney Shoe Corporation/Armel, Inc.      672,761    6         679,063    6          745,806    7
   Motorola, Inc.                           500,000    5         500,000    5          540,000    5
   Harcourt General Corporation             467,500    4         467,500    4          467,500    4
   Yale Security, Inc.                                                                 355,706    3
   Lockheed Martin Corporation              293,000    3         293,000    3          304,333    3
   Winn-Dixie Stores, Inc.                  170,399    1         170,399    1          170,399    1
   Folger Adam Company                      565,908    5         599,259    5           68,954    1
                                        -----------  ----    -----------  ----     -----------  ---
                                        $10,716,910  100%    $11,010,150  100%     $11,288,464  100%
                                        ===========  ====    ===========  ====     ===========  ====

          Summarized operating results of the Partnership's share of the operations of three hotels are:

                                                1994                     1995               1996
                                                ----                     ----               ----
      Revenues                               $ 4,371,566             $ 4,630,619         $ 4,868,017
      Fees paid to hotel management
         company                                (108,480)                (94,948)           (105,839)
      Other operating expenses                (3,187,583)             (3,501,460)         (3,608,334)
                                             -----------             -----------         ------------
      Hotel operating income                 $ 1,075,503             $ 1,034,211         $ 1,153,844
                                             ===========             ===========         ===========

10.   Hotel Property in Livonia, Michigan:
      -----------------------------------

          In November 1987, the Partnership and Corporate Property Associates 7
             ("CPA(R):7"), an affiliate, purchased a Holiday Inn in Livonia, Michigan with 34.4828% and 65.5172% interests, respectively, as tenants-in-common and entered into a net lease with Brock Hotel Corporation which subsequently changed its name to Integra - A Hotel and Restaurant Company ("Integra"). Integra subsequently assigned its interest in the lease to a wholly-owned subsidiary, Livonia Inn Management, Inc. while Integra remained the guarantor of the lease.
                                   Continue

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          As a result of Integra's financial condition, the subsidiary stopped paying rent in May 1992 with Integra subsequently filing a voluntary bankruptcy petition in July 1992. Both of these events were defaults under the lease as well as under the mortgage note collateralized by the Livonia property. In August 1992, pursuant to a letter of agreement, the Partnership and CPA(R):7 assumed control of the hotel operations.

          In March 1994, the Partnership and CPA(R):7 executed a settlement agreement with the Hallwood Group, Inc. ("Hallwood Group"), Integra's largest shareholder, under which the Partnership and CPA(R):7 agreed to surrender a promissory note made by Hallwood Group, which had been pledged by Integra to the Partnership and CPA(R):7 as additional collateral to Integra's lease obligation, in exchange for $150,000 in cash, a $500,000 promissory note from Hallwood Group and an equity participation having a potential value of up to $500,000 from the Hallwood Group. The $500,000 note bears interest at 8% per annum and matures no later than March 8, 1998 and, subject to certain conditions, is redeemable at an earlier date. The note is collateralized by the Hallwood Group's pledge of 89,269 of its limited partnership units of Hallwood Realty Partners, L.P. ("Hallwood Realty"), a publicly traded limited partnership. The pledged units represent 5.2% of all outstanding limited partnership units of Hallwood Realty. Under the settlement agreement, the Hallwood Group has the obligation to pay to the Partnership and CPA(R):7 an amount equal to 25% of the increase in value of the Hallwood Realty units up to $500,000, from March 1994 to the note maturity date. If the price per unit increases to $45 or greater, the Partnership and CPA(R):7 may, subject to certain restrictions, receive a payment from the Hallwood Group representing the 25% appreciation of the pledged units prior to the note maturity date. At December 31, 1996, the pledged limited partnership units had a market value of $24 1/2 per unit. The Partnership's share of the cash proceeds and the note receivable of $224,138 are included in other income 1994.

          During 1996, the Partnership and CPA(R):7 received $221,000 (of which the Partnership's share was $77,000) from the bankruptcy trustee in partial settlement of the Partnership's and CPA(R):7's claim against Integra.

11.  Extraordinary Gain on Extinguishment of Debt:
     --------------------------------------------
          In May 1995, the Partnership and Anthony's Manufacturing Company, Inc.
             ("Anthony's") entered into a settlement agreement at which time the Partnership withdrew its eviction suit against Anthony's. The Partnership had filed an eviction notice because Anthony's had not paid a scheduled monthly rent increase of $10,485 which had been effective since March 1992 and had made only two monthly rental payments between February 1994 and April 1995. In connection with the settlement agreement, Anthony's made lump sum payments aggregating $1,550,000 in settlement of a rent arrearage of $1,712,098. Of the $1,550,000 received $561,710 was applied to 1995 rents receivable for the period from January 1, 1995 through May 31, 1995 with the remaining $988,290 applied to prior period rents. The amounts related to prior periods, had been included in the Partnership's reserve for uncollected rents. Net of the legal costs of the settlement of $300,476, the Partnership recognized $687,814 on the settlement which was included as other income in 1995. Under the settlement, the Partnership and Anthony's agreed to modify the existing lease. Under the lease modification agreement, Anthony's monthly rental payment decreased from $112,342 to $73,000 and the expiration of the initial term of the lease was extended to May 2007 from February 2002. The amended lease also provides for rental increases in 1998, 2001 and 2005.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          In May 1995, the Partnership paid off and satisfied the mortgage loan collateralized by the Anthony's properties. The lender accepted a payment of $5,440,000 to satisfy an outstanding principal balance of $6,853,966 and accrued interest thereon of $705,387. In connection with the satisfaction of the debt, the Partnership recognized an extraordinary gain on the extinguishment of debt of $2,088,268, net of certain related legal costs in 1995. To pay off the mortgage obligation, the Partnership used the $1,550,000 received from Anthony's under the settlement agreement and obtained $4,000,000 of financing from its credit agreement (see Note 6B).

12.  Gain on Sales of Real Estate:
     ----------------------------

          On January 26, 1996 and April 26, 1996, the Partnership sold property in Dalton, Georgia and Birmingham Alabama, respectively, leased to AutoZone, Inc. ("AutoZone"), at an aggregate price of $603,285, net of selling costs, realizing a gain of $70,878 on the sales. AutoZone's leases allow it to sever properties from its leases and purchase such properties which it judges to be unsuitable for its retail business. The Partnership was required to assign the proceeds of the sales to its lender as a partial prepayment on the mortgage loan collateralized by the AutoZone property. In connection with the sales, annual rent of the AutoZone lease was reduced by $67,635; however, cash flow increased as annual debt service on the mortgage loan was reduced by $98,197 as a result of a reamortization of the loan.

13.   Environmental Matters:
     ---------------------

          All of the Partnership's properties, other than the hotel properties, are currently leased to corporate tenants. All of the properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Partnership absorbs a portion of any costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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

14.   Disclosures About Fair Value of Financial Instruments:
      -----------------------------------------------------

          The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

          The Partnership estimates that the fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow with discount rates which take into account the credit of the tenants and interest rate risk. The Partnership note payable is a variable rate obligation indexed to the three-month LIBOR. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1996.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership
                               and SUBSIDIARIES

             SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996

                                                 Initial Cost to
                                                    Partnership
                                                 -------------------   Personal  Decrease in
        Description             Encumbrances     Land       Buildings  Property  Net Investment(b)
        -----------             --------------   ----       ---------  --------  -----------------
Operating method:
 Office facility leased
  to Motorola, Inc.             $2,187,826 $    387,000  $ 3,981,000
 Land leased to
  AutoZone, Inc.                 3,234,924    4,189,757                            $(200,744)
 Warehouse and manufacturing
  facility leased to
  Martin Marietta
  Corporation                                   398,475    2,590,092
 Motion picture theatre
  leased to Harcourt General
  Corporation                    2,039,908    1,144,000    3,186,000
 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                      261,060    1,360,935    3,899,415
 Manufacturing facilities
  leased to AP Parts
  Manufacturing Company, Inc.    5,736,608      443,500   11,256,500
 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.                 3,200,000    8,300,000
 Manufacturing and office
  facility leased to
  Yale Security, Inc.            1,884,503      300,000    3,400,000
 Retail store leased to
  Winn Dixie Stores, Inc.                       276,600    1,631,560
                               -----------   ----------   ----------              ----------
                               $15,344,829  $11,700,267  $38,244,567              $ (200,744)
                               ===========  ===========  ===========              ==========
Operating real estate (d):
 Hotel properties located in
  Alpena, Michigan             $ 2,565,500   $   73,500   $2,645,125 $  259,875
  Petoskey, Michigan             2,565,500      184,450    2,526,125    267,925
  Livonia, Michigan              2,608,808    1,079,312    4,279,315    779,311
                               -----------  -----------  ----------- ----------
                               $ 7,739,808  $ 1,337,262  $ 9,450,565 $1,307,111
                               ===========  ===========  =========== ==========
                                                              Gross Amount at which Carried
                                         Costs              at Close of Period  (a)(c) (d) (e)
                                      Capitalized           ----------------------------------
                                      Subsequent to                                   Personel
        Description                   Acquisition(a)         Land         Buildings   Property
        -----------                   --------------         ----         ---------   --------
Operating method:
 Office facility leased
  to Motorola, Inc.                   $   11,455             $ 387,000   $ 3,992,455
 Land leased to
  AutoZone, Inc.                                             3,989,013
 Warehouse and manufacturing
  facility leased to
  Martin Marietta
  Corporation                             26,491               401,541     2,613,517
 Motion picture theatre
  leased to Harcourt General
  Corporation                             11,035             1,144,000     3,197,035
 Warehouse and office
  facility leased to
  Kinney Shoe Corporation
  Armel, Inc.                              8,000             1,360,935     3,907,415
 Manufacturing facilities
  leased to AP Parts
  Manufacturing Company, Inc.          1,733,087               443,500    12,989,587
 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.                                3,200,000     8,300,000
 Manufacturing and office
  facility leased to
  Yale Security, Inc.                                          300,000     3,400,000
 Retail store leased to
  Winn Dixie Stores, Inc.                 27,730               276,600     1,659,290
                                      ----------           -----------   -----------
                                      $1,817,798           $11,502,589   $40,059,299
                                      ==========           ===========   ===========
Operating real estate (d):
 Hotel properties located in
  Alpena, Michigan                   $  296,860            $    73,500   $ 2,645,125  $  556,735
  Petoskey, Michigan                    207,529                184,450     2,526,125     475,454
  Livonia, Michigan                     402,239              1,079,312     4,552,574     908,291
                                     ----------            -----------    ----------  ----------
                                     $  906,628            $ 1,337,262   $ 9,723,824  $1,940,480
                                     ==========            ===========   ===========  ==========

                                                                                            Life on which
                                                                                            Depreciation in
                                                                                            Latest Income
                                                      Accumulated                             Statement
       Description                   Total        Depreciation (d)(e)     Date Acquired      is Computed
        -----------                  -------      --------------------    -------------     --------------
Operating method:
 Office facility leased
  to Motorola, Inc.                 $ 4,379,455      $ 1,469,228          December 23, 1985       30 YRS.
 Land leased to                                                           January 17, 1986        N/A
  AutoZone, Inc.                      3,989,013                           May 2, 1986
 Warehouse and manufactur
  facility leased to
  Martin Marietta
  Corporation                         3,015,058          925,009          May 15, 1986            30 YRS.
 Motion picture theatre
  leased to Harcourt Gene
  Corporation                         4,341,035        1,110,133          July 31, 1986           30 YRS.
 Warehouse and office
  facility leased to
  Kinney Shoe Corporation
  Armel, Inc.                         5,268,350        1,340,471          September 17, 1986      30 YRS.
 Manufacturing facilities
  leased to AP Parts
  Manufacturing Company,             13,433,087        3,815,719          December 23, 1986       30 YRS.
 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company,              11,500,00        2,725,001          February 24, 1987       30 YRS.
 Manufacturing and office
  facility leased to
  Yale Security, Inc.                 3,700,000           85,000          August 13, 1985         30 YRS.
 Retail store leased to
  Winn Dixie Stores, Inc.             1,935,890          485,203          March 21, 1988          30 YRS.
                                    -----------       ----------
                                    $51,561,888      $11,955,764
                                    ===========      ===========
Operating real estate (d):
 Hotel properties located

  Alpena, Michigan                   $ 3,275,360     $ 1,250,047          October 28, 1991         5-30 YRS.
  Petoskey, Michigan                   3,186,029       1,224,542          October 28, 1991         5-30 YRS.
  Livonia, Michigan                    6,540,177       2,164,549          November 20, 1987        5-30 YRS.
                                     -----------     -----------
                                     $13,001,566     $ 4,639,138
                                     ===========     ===========

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership

                               and SUBSIDIARIES

             SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 1996




                                                Initial Cost To                                     Costs
                                                  Partnership                                    Capitalized
                                          ---------------------------     Decrease in           Subsequent to
        Description       Encumbrances    Land              Buildings    Net Investment (b)     Acquisition(a)
        -----------      --------------   ----              ---------    ------------------     --------------
Financing method:
 Manufacturing and
  warehouse facility
  leased to Stoody
  Deloro Stellite,
  Inc.                                $2,615,000          $ 9,085,000


 Retail stores leased to
  AutoZone, Inc.          $5,508,115                        7,004,305       $(321,900)


 Manufacturing facility
  leased to Peerless
  Chain Company                          829,000            6,991,000


 Retail and warehouse
  facility leased to
  Wal-Mart Stores, Inc.,   3,464,336   1,467,000            5,208,000                                  $10,250
                         -----------  ----------          -----------       ---------                  -------

                          $8,972,451  $4,911,000          $28,288,305       $(321,900)                 $10,250
                          ==========  ==========          ===========       =========                  =======


                           Gross Amount at Which Carried
        Description         at Close of Period (c)             Date Acquired
        -----------        ---------------------------         -------------
                                           Total
Financing method:
 Manufacturing and
  warehouse facility
  leased to Stoody
  Deloro Stellite,                                             February 14, 1985
  Inc.                            $11,700,000


 Retail stores leased                                          January 17, 1986 and
  AutoZone, Inc.                    6,682,405                  May 2, 1986


 Manufacturing facility
  leased to Peerless
  Chain Company                     7,820,000                  June 18, 1986


 Retail and warehouse
  facility leased to
  Wal-Mart Stores, Inc.             6,685,250                  August 7, 1986
                                  -----------

                                  $32,887,655
                                  ===========



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

      (b) Decrease in net investment consists of decreases due to sale of properties.

      (c) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $96,957,899.

      (d)

                                       Reconciliation of Real Estate Accounted
                                       ---------------------------------------
                                            for Under the Operating Method
                                            ------------------------------
                                                         December 31,
                                                         -----------
                                                   1995             1996
                                                   ----             ----
        Balance at beginning
           of year                             $46,333,108      $46,333,108

        Sale of real estate                                        (199,307)

        Additions                                                 1,728,087

        Reclassification of direct financing
           lease to operating lease                               3,700,000
                                               -----------      -----------
        Balance at close of year               $46,333,108      $51,561,888
                                               ===========      ===========




                                     Reconciliation of Accumulated Depreciation
                                     ------------------------------------------
                                                         December 31,
                                                         -----------
                                                   1995             1996
                                                   ----             ----
        Balance at beginning
           of year                             $ 9,489,233      $10,653,598

        Depreciation expense                     1,164,365        1,302,166
                                               -----------      -----------

        Balance at close of year               $10,653,598      $11,955,764
                                               ===========      ===========

                        CORPORATE PROPERTY ASSOCIATES 6
                      - a California limited partnership

                               and SUBSIDIARIES

                       NOTES TO SCHEDULE of REAL ESTATE
                         and ACCUMULATED DEPRECIATION

      (e)                                Reconciliation of Operating Real Estate
                                         ---------------------------------------
                                                        December 31,
                                                        -----------
                                                   1995            1996
                                                   ----            -----
        Balance at beginning
           of year                             $12,414,611      $12,832,631


        Additions                                  418,020          168,935
                                               -----------      -----------


        Balance at close of year               $12,832,631      $13,001,566
                                               ===========      ===========




                                     Reconciliation of Accumulated Depreciation
                                     ------------------------------------------
                                              for Operating Real Estate
                                              -------------------------
                                                        December 31,
                                                        ------------
                                                   1995             1996
                                                   ----             ----
        Balance at beginning
           of year                              $3,916,144       $4,276,790

        Depreciation expense                       360,646          362,348
                                                ----------       ----------

        Balance at close of year                $4,276,790       $4,639,138
                                                ==========       ==========

PROPERTIES

--------------------------------------------------------------------------------


 LEASE                                                                           TYPE OF OWNERSHIP
 OBLIGOR                    TYPE OF PROPERTY              LOCATION                   INTEREST
------------                -----------------             ---------              -----------------
STOODY DELORO               Warehouse and Manu-           Industry,              Ownership of land
STELLITE, INC.              facturing Facility            California             and building

YALE SECURITY, INC.         Manufacturing                 Lemont,                Ownership of land
                            Facility                      Illinois               and building (1)

MOTOROLA, INC.              Computer and                  Urbana,                Ownership of land
                            Telecommunication Facility    Illinois               and building (1)

LOCKHEED MARTIN             Warehouse and                 Glen Burnie,           Ownership of land
CORPORATION                 Manufacturing Facility        Maryland               and building

AUTOZONE, INC.              Retail Stores -               Charlotte, Lenoir,     Ownership of land
                            32 locations                  Gastonia, and          and buildings (1)
                                                          Statesville, North Carolina;
                                                          Austin, Corpus
                                                          Christi-2,
                                                          Nederland,
                                                          San Antonio,
                                                          Victoria, Waco,
                                                          and West Orange, Texas;
                                                          Bessemer,
                                                          Chickasaw, Decatur,
                                                          Mobile, Montgomery and
                                                          Phenix City, Alabama;
                                                          Alton, Belleview,
                                                          Collinsville and
                                                          Wood River, Illinois;
                                                          Columbus,
                                                          Georgia
                                                          Baton Rouge, Lake
                                                          Charles-2 and West
                                                          Monroe, Louisiana; and
                                                          Breckenridge, Maplewood,
                                                          Overland and St. Louis, Missouri