Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1997-05-16
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                             0-14551
                       ---------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES 6
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                            13-3247122
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                               10020
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

                                                       / / Yes     / /  No

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                      INDEX



                                                                      Page No.

PART I

Item 1. - Financial Information*

            Consolidated Balance Sheets, December 31, 1996
            and March 31, 1997                                           2

            Consolidated Statements of Income for the three
            months ended March 31, 1996 and 1997                         3

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1996 and 1997                         4

            Notes to Consolidated Financial Statements                  5-6

Item 2. - Management's Discussion of Operations                          7



PART II

Item 6. - Exhibits and Reports on Form 8-K                               8

Signatures                                                               9




*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS



                                                 December 31,         March 31
                                                    1996                1997
                                                 -----------        -----------
                                                   (Note)           (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $16,594,902 at December 31, 1996 and
    $17,020,169 at March 31, 1997                $47,968,552        $47,649,848
Net investment in direct financing leases         32,887,655         32,887,655
Cash and cash equivalents                          3,338,391          3,647,685
Notes receivable from affiliate                    1,151,000          1,151,000
Other assets                                       2,807,973          2,847,803
                                                 -----------        -----------

           Total assets                          $88,153,571        $88,183,991
                                                 ===========        ===========

         LIABILITIES:

Mortgage notes payable                           $32,057,088        $31,769,217
Note payable                                      10,000,000         10,000,000
Accrued interest payable                             439,078            431,988
Accounts payable and accrued expenses                372,012            351,804
Accounts payable to affiliates                       131,275            166,959
Other liabilities                                    361,816            221,900
Deferred rental income                             3,544,624          3,483,333
                                                 -----------        -----------
           Total liabilities                      46,905,893         46,425,201
                                                 -----------        -----------

         PARTNERS' CAPITAL:

General Partners                                      (4,515)            29,956

Limited Partners (47,930 Limited
Partnership Units issued and outstanding)         41,252,193         41,728,834
                                                 -----------        -----------

           Total partners' capital                41,247,678         41,758,790
                                                 -----------        -----------

           Total liabilities and
               partners' capital                 $88,153,571        $88,183,991
                                                 ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.


Note: The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                      Three Months Ended
                                               March 31, 1996    March 31, 1997
                                               --------------    --------------

Revenues:
  Rental income from operating leases            $1,302,939        $1,527,846
  Interest from direct financing leases           1,405,710         1,417,174
  Other interest income                              89,936            67,582
  Revenue of hotel operations                     1,135,887         1,206,821
  Other income                                                        126,985
                                                 ----------        ----------
                                                  3,934,472         4,346,408
                                                 ----------        ----------

Expenses:
  Interest                                        1,039,515           956,725
  Depreciation                                      390,432           425,267
  General and administrative                        101,256           177,249
  Property expense                                   46,844            54,192
  Amortization                                       57,559            68,664
  Operating expenses of
    hotel operations                                912,682           920,754
                                                 ----------        ----------
                                                  2,548,288         2,602,851
                                                 ----------        ----------


    Income before gain on
        sale of real estate                       1,386,184         1,743,557

Gain on sale of real estate                          31,456
                                                 ----------        ----------

    Net income                                   $1,417,640        $1,743,557
                                                 ==========        ==========

Net income allocated to
  General Partners                               $   85,058        $  104,613
                                                 ==========        ==========


Net income allocated to
  Limited Partners                               $1,332,582        $1,638,944
                                                 ==========        ==========


Net income per Unit
  (47,930 Limited Partnership Units)             $    27.80        $    34.19
                                                 ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                   -------------------------------
                                                                       1996                1997
                                                                       ----                ----
Cash flows from operating activities:
  Net income                                                       $ 1,417,640         $ 1,743,557
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                    447,991             493,931
      Other noncash items                                              (61,290)            (76,098)
      Gain on sales of real estate                                     (31,456)
      Net change in operating assets and liabilities                   142,073            (225,217)
                                                                   -----------         -----------

        Net cash provided by operating activities                    1,914,958           1,936,173
                                                                   -----------         -----------

Cash flows from investing activities:
  Additional capitalized costs                                      (1,762,598)           (106,563)
  Proceeds from sales of real estate                                   257,527
                                                                   -----------         -----------

        Net cash used in investing activities                       (1,505,071)           (106,563)
                                                                   -----------         -----------

Cash flows from financing activities:
  Distributions to partners                                         (1,204,998)         (1,232,445)
  Proceeds from mortgage note payable                                6,000,000
  Prepayment of mortgage notes payable                              (4,257,315)
  Payments on mortgage principal                                      (251,394)           (287,871)
  Deferred financing costs                                            (270,785)
                                                                   -----------         -----------

        Net cash provided by (used in) financing activities             15,508          (1,520,316)
                                                                   -----------         -----------

           Net increase in cash and cash equivalents                   425,395             309,294

Cash and cash equivalents, beginning of period                       3,476,915           3,338,391
                                                                   -----------         -----------

           Cash and cash equivalents, end of period                $ 3,902,310         $ 3,647,685
                                                                   ===========         ===========




Supplemental disclosure of cash flows information:

Interest paid                                                      $ 1,046,085         $   963,815
                                                                   ===========         ===========



The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




Note 1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.


Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

  Quarter Ended        General Partners      Limited Partners     Per Limited Partner Unit
-----------------      ----------------      ----------------     ------------------------

December 31, 1996          $70,142              $1,162,303                 $24.25
                           =======              ==========                 ======


A distribution of $24.27 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.



Note 3.  Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $27,101 and $28,476, respectively, and general and administrative expense reimbursements of $26,542 and $46,607 respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1996 and 1997 were $36,203 and $32,367 respectively.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                                1996        %              1997        %
                                                ----       ---             ----       ---

Stoody Deloro Stellite, Inc.                 $  558,548     21%        $  558,548      19%
AP Parts Manufacturing, Inc.                    421,303     16            459,134      16
Peerless Chain Company                          378,653     14            427,147      15
AutoZone, Inc.                                  342,489     13            330,392      11
Kinney Shoe Corporation                         168,192      6            241,235       8
Wal-Mart Stores, Inc.                           206,815      8            222,782       8
Anthony's Manufacturing Company, Inc.           219,000      8            219,000       7
Motorola, Inc.                                  135,000      5            135,000       5
Harcourt General Corporation                    116,875      4            116,875       4
Yale Security, Inc.                                                       114,807       4
Lockheed Martin Corporation                      73,250      3             77,500       2
Winn-Dixie Stores, Inc.                          42,600      1             42,600       1
Folger Adam Company                              45,924      1
                                             ----------    ---         ----------     ---
                                             $2,708,649    100%        $2,945,020     100%
                                             ==========    ===         ==========     ===



Operating results of the three hotels for the three-month periods ended March 31, 1996 and 1997 are summarized as follows:

                                                 1996                1997
                                                 ----                ----

Revenue                                      $ 1,135,887         $ 1,206,821
Fees paid to hotel management company            (27,564)            (32,700)
Other operating expenses                        (885,118)           (888,054)
                                             -----------         -----------
Hotel operating income                       $   223,205         $   286,067
                                             ===========         ===========

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION


Results of Operations:

      Net income for the three-month period ended March 31, 1997 increased by $326,000 as compared with net income for the three-month period ended March 31, 1996. Excluding nonrecurring other income of $121,000, the Partnership would have realized an increase in income of $205,000. The increase was due to increases in lease revenues and hotel operating income and a decrease in interest expense. This was partially offset by increases in general and administrative and depreciation expenses.

      The increase in lease revenues was due to the commencement of the Yale Security, Inc. lease in March 1996 and rent increases in 1996 on the Partnership's leases with Peerless Chain Company, Kinney Shoe Corporation and Wal-Mart Stores, Inc. and a rent increase in 1997 on the Partnership's lease with AP Parts Manufacturing, Inc. Solely as a result of the rent increases, annual cash flow will increase by $516,000. The decrease in interest expense was due to the payoff of the mortgage loan on the Winn-Dixie Store, Inc. property, a partial prepayment on the mortgage loan on the Autozone, Inc. properties and the refinancing of the loan on the Wal-Mart property, all of which occurred during 1996. The increase in general and administrative expenses was primarily due to certain increases in legal expenses which are expected to be nonrecurring. The increase in depreciation was due to the reclassification of a lease from direct financing to operating in April, 1996. The nonrecurring other income was from a distribution received by the Partnership from its bankruptcy claim against the former lessee of the Livonia, Michigan hotel property. The Partnership also received a distribution from its claim in 1996.

      The increase in hotel operating income was due to increased revenue from all three hotels. The increase in earnings at the Livonia hotel was due to the Partnership's maintaining its strategy of sustaining a high average room rate in a favorable economic environment. As a result of strengthening in the average room rate, the hotel's occupancy rate decreased from 74% to 72%. Both the Alpena and Petoskey, Michigan hotels realized increases of 4% in occupancy rates and increases of 5% in average room rates. Overall, there was no increase in hotel operating expenses. The operations of the Alpena and Petoskey hotels are seasonal in nature with the most significant portion of their earnings historically generated during the third quarter Accordingly, the results for the quarter ended March 31, 1997 are not necessarily indicative of results for the yearly operating cycle.

Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $1,936,000 was sufficient to fund quarterly distributions to partners of $1,232,000, scheduled mortgage principal payment installments of $288,000 and $107,000 for the replacement of furniture, fixtures and equipment at the three hotel properties. Mortgage loans on the properties leased to Motorola, Inc., and Yale Security have matured and have been extended on a short-term basis to allow the Partnership to seek refinancing. The outstanding balances on the Motorola and Yale Security loans were $2,156,000 and $1,877,000, respectively, as of March 31, 1997. Cash reserves are sufficient to pay off one but not both loans. The Partnership has several unleveraged properties which could be refinanced without violating the credit agreement on its $10,000,000, note payable. The Partnership believes that both loans will be refinanced. Yale Security has over ten years remaining on its lease, and based on the credit quality of the lessee, Management believes the prospects for refinancing the loan are favorable. The initial term of the Motorola lease expires in December 2000, and a lender may consider a maturity which precedes the lease expiration date with an option to extend the maturity if Motorola elects to exercise it renewal option.

      The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K:

               During the quarter ended March 31, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                       By:  CAREY CORPORATE PROPERTY, INC.




     05/16/97                          By:   /s/ Claude Fernandez
   ------------                             -----------------------------
       Date                                 Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial Officer)




     05/16/97                          By:   /s/ Michael D. Roberts
   ------------                             -----------------------------
       Date                                 Michael D. Roberts
                                            First Vice President and Controller
                                            (Principal Accounting Officer)