Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 6
filed 1997-08-11
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1997

                                       or

[  ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from __________ to __________

Commission file number               0-14551

                         CORPORATE PROPERTY ASSOCIATES 6
             (Exact name of registrant as specified in its charter)

                       CALIFORNIA                                                          13-3247122
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                      10020
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





                                      INDEX



                                                                                 Page No.
                                                                                 --------
 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996
               and June 30, 1997                                                     2

               Consolidated Statements of Income for the three and six
               months ended June 30, 1996 and 1997                                   3

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 1996 and 1997                                   4

               Notes to Consolidated Financial Statements                          5-6

 Item 2. - Management's Discussion of Operations                                     7



 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                          8

 Signatures                                                                          9

*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS



                                                  December 31,          June 30,
                                                     1996                1997
                                                     ----                ----
                                                    (Note)            (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $16,594,902 at December 31, 1996 and
    $17,473,245 at June 30, 1997                 $ 47,968,552         $47,121,324
Net investment in direct financing leases          32,887,655          32,887,655
Cash and cash equivalents                           3,338,391           2,889,939
Notes receivable from affiliate                     1,151,000           1,151,000
Other assets                                        2,807,973           2,816,132
                                                 ------------         -----------

           Total assets                          $ 88,153,571         $86,866,050
                                                 ============         ===========


         LIABILITIES:

Mortgage notes payable                           $ 32,057,088         $29,608,323
Note payable                                       10,000,000          10,000,000
Accrued interest payable                              439,078             423,601
Accounts payable and accrued expenses                 372,012             326,729
Accounts payable to affiliates                        131,275             408,530
Other liabilities                                     361,816             374,409
Deferred rental income                              3,544,624           3,422,043
                                                 ------------         -----------
           Total liabilities                       46,905,893          44,563,635
                                                 ------------         -----------


         PARTNERS' CAPITAL:

General Partners                                       (4,515)             66,379

Limited Partners (47,930 Limited
Partnership Units issued and outstanding)          41,252,193          42,236,036
                                                 ------------         -----------

           Total partners' capital                 41,247,678          42,302,415
                                                 ------------         -----------

           Total liabilities and
               partners' capital                 $ 88,153,571         $86,866,050
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                      Three Months Ended               Six Months Ended
                                 June 30, 1996   June 30, 1997   June 30, 1996   June 30, 1997
                                 -------------   -------------   -------------   -------------
Revenues:
  Rental income from
    operating leases               $1,443,022      $1,527,843      $2,745,961      $3,055,689
  Interest from direct
    financing leases                1,377,229       1,512,860       2,782,939       2,930,034
  Other interest income                68,415          77,237         158,351         144,819
  Revenue of hotel operations       1,173,653       1,232,076       2,309,540       2,438,897
  Other income                                                                        126,985
                                   ----------      ----------      ----------      ----------
                                    4,062,319       4,350,016       7,996,791       8,696,424
                                   ----------      ----------      ----------      ----------

Expenses:
  Interest                          1,018,738         950,939       2,058,253       1,907,664
  Depreciation                        396,068         453,076         786,500         878,343
  General and administrative          142,813         157,640         244,069         334,889
  Property expenses                    83,435          33,810         130,279          88,002
  Amortization                         75,875          69,294         133,434         137,958
  Operating expenses of
    hotel operations                  885,614         908,168       1,798,296       1,828,922
                                   ----------      ----------      ----------      ----------
                                    2,602,543       2,572,927       5,150,831       5,175,778
                                   ----------      ----------      ----------      ----------

    Income before gain on
      sales of real estate          1,459,776       1,777,089       2,845,960       3,520,646

Gain on sales of real estate           39,422                          70,878
                                   ----------      ----------      ----------      ----------


      Net income                   $1,499,198      $1,777,089      $2,916,838      $3,520,646
                                   ==========      ==========      ==========      ==========


Net income allocated
  to General Partners              $   89,952      $  106,626      $  175,010      $  211,239
                                   ==========      ==========      ==========      ==========


Net income allocated
  to Limited Partners              $1,409,246      $1,670,463      $2,741,828      $3,309,407
                                   ==========      ==========      ==========      ==========


Net income per Unit:
  (47,930 Limited
  Partnership Units)               $    29.40      $    34.85      $    57.20      $    69.04
                                   ==========      ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           Six Months Ended
                                                                               June 30,
                                                                         ----------------------
                                                                         1996              1997
                                                                         ----              ----
Cash flows from operating activities:
  Net income                                                         $ 2,916,838       $ 3,520,646
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                      919,934         1,016,301
      Other noncash items                                                (11,845)          (29,864)
      Amortization of deferred rental income                            (122,581)         (122,581)
      Gain on sales of real estate                                       (70,878)
      Net change in operating assets and liabilities                      62,817           (67,165)
                                                                     -----------       -----------

        Net cash provided by operating activities                      3,694,285         4,317,337
                                                                     -----------       -----------

Cash flows from investing activities:
  Additional capitalized costs                                        (1,766,609)          (31,115)
  Proceeds from sales of real estate                                     603,286
                                                                     -----------       -----------

        Net cash used in investing activities                         (1,163,323)          (31,115)
                                                                     -----------       -----------

Cash flows from financing activities:
  Distributions to partners                                           (2,425,180)       (2,465,909)
  Proceeds from mortgage                                               6,000,000
  Prepayment of mortgage payable                                      (4,257,315)       (1,872,107)
  Payments on mortgage principal                                        (859,184)         (576,658)
  Refund of deferred financing costs                                                       180,000
  Deferred financing costs                                              (274,753)
                                                                     -----------       -----------

        Net cash used in financing activities                         (1,816,432)       (4,734,674)
                                                                     -----------       -----------

           Net increase (decrease) in cash and cash equivalents          714,530          (448,452)

Cash and cash equivalents, beginning of period                         3,476,915         3,338,391
                                                                     -----------       -----------

           Cash and cash equivalents, end of period                  $ 4,191,445       $ 2,889,939
                                                                     ===========       ===========
Supplemental disclosure of cash flows information:

Interest paid                                                        $ 2,076,707       $ 1,923,141
                                                                     ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





Note 1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

  Quarter Ended                   General Partners              Limited Partners            Per Limited Partner Unit
  -------------                   ----------------              ----------------            ------------------------
December 31, 1996                      $70,142                     $1,162,303                       $24.25
                                       =======                     ==========                       ======

March 31, 1997                         $70,203                     $1,163,261                       $24.27
                                       =======                     ==========                       ======

A distribution of $24.29 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.




Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred property management fees of $27,636 and $54,737, respectively, and general and administrative expense reimbursements of $35,612 and $62,154, respectively. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred property management fees of $32,456 and $58,998, respectively, and general and administrative expense reimbursements of $42,757 and $89,364, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $60,482 and $47,401, respectively.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three and six-month periods ended June 30, 1996 and 1997, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                                          1996           %                    1997            %
                                                          ----          ----                  ----           --
Stoody Deloro Stellite, Inc.                             $1,117,095      20%                  $1,117,095      19%
AP Parts Manufacturing, Inc.                                857,044      16                      918,267      15
Peerless Chain Company                                      757,307      14                      854,293      14
AutoZone, Inc.                                              676,111      12                      756,469      13
Kinney Shoe Corporation                                     336,380       6                      482,471       8
Wal-Mart Stores, Inc.                                       413,632       7                      445,565       7
Anthony's Manufacturing Company, Inc.                       438,000       8                      438,000       7
Motorola, Inc.                                              270,000       5                      270,000       5
Harcourt General Corporation                                233,750       4                      233,750       4
Yale Security, Inc.                                         126,092       2                      229,614       4
Lockheed Martin Corporation                                 149,333       3                      155,000       3
Winn-Dixie Stores, Inc.                                      85,199       2                       85,199       1
Folger Adam Company                                          68,957       1
                                                         ----------     ---                   ----------     ----
                                                         $5,528,900     100%                  $5,985,723     100%
                                                         ==========     ====                  ==========     ====



Operating results of the three hotels for the six-month periods ended June 30, 1996 and 1997 are summarized as follows:

                                                          1996                                1997
                                                          ----                                ----
Revenue                                                 $ 2,309,540                          $ 2,438,897
Fees paid to hotel management company                       (57,483)                             (69,406)
Other operating expenses                                 (1,740,813)                          (1,759,516)
                                                        -----------                          -----------
Hotel operating income                                  $   511,244                          $   609,975
                                                        ===========                          ===========

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATION


Results of Operations:

      Net income for the three-month and six-month periods ended June 30, 1997 increased by $278,000 and $604,000, respectively, as compared with net income for the similar periods ended June 30, 1996. The increases were due to increases in lease revenues and earnings from the Partnership's hotel operations, and decreases in interest expense.

      The increases in lease revenues were due to the commencement of a lease with Yale Security, Inc. in March 1996 at a property in Lemont, Illinois which had previously been leased to Folger Adam Company, rent increases in 1996 and 1997 on the Partnership's leases with Wal-Mart Stores, Inc., Kinney Shoe Corporation , Peerless Chain Company and AP Parts Manufacturing, Inc. and percentage rent from AutoZone, Inc., based on AutoZone retail sales in excess of specified base amounts pursuant to the AutoZone leases. Solely as a result of the aforementioned rent increases, annual cash flow will increase by $516,000. Of the increases in hotel earnings, approximately 70% of such increases were due to improved earnings at the Livonia, Michigan Holiday Inn. The increases in earnings at the Livonia operation were due to the Partnership maintaining its strategy of sustaining a high average room rate in the favorable economic climate for the Detroit metropolitan area. Accordingly, for the comparable three-month and six-month periods, hotel revenues increased by 3% even though the overall year-to-date occupancy rate decreased by 1% to 75%. In addition, there were no corresponding increases in Livonia's operating expenses. The earnings of the Alpena and Petoskey, Michigan hotel operations increased moderately. The occupancy rate of the Alpena Holiday Inn increased by approximately 1% to 58% and average room rate increased by approximately 5%. The occupancy rate for the Petoskey Holiday Inn increased by 5% to 47% with the average room rate increasing by 2%. Historically, the earnings for Alpena and Petoskey are seasonal in nature with occupancy rates higher in the third quarter than during the other periods of the year. Accordingly, hotel earnings for the six-month period are not necessarily indicative of a full year's operating cycle. The decreases in interest expense were due to the payoff of the mortgage loan on the property leased to Winn Dixie in 1996 and the continuing amortization of the Partnership's limited recourse mortgage loans.


Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $4,317,000 was sufficient to fund distributions to partners of $2,466,000, scheduled mortgage principal installments of $577,000 and replacement of furniture and fixtures at the hotel properties of $31,000.

      The Partnership also used $1,872,000 to satisfy the limited recourse mortgage loan on the Yale Security property which had matured and had been extended on a short-term basis. The maturity of the limited recourse mortgage on the property leased to Motorola, Inc. has been extended on a short-term basis to allow the Partnership to seek refinancing. The outstanding balance on the Motorola mortgage loan was $2,122,000 as of June 30, 1997, and cash reserves are not sufficient to pay off the loan. The Partnership has several unleveraged properties which could be refinanced to provide the necessary funds without violating the financial covenants of the credit agreement on its $10,000,000 note payable. The Partnership believes that the prospects for refinancing the Motorola mortgage loan are favorable. The initial term of the Motorola lease expires in December 2000, and a lender may consider a maturity which precedes the lease expiration date with an option to extend the maturity if Motorola elects to exercise its renewal option.

      The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits:

                 None

          (b)    Reports on Form 8-K:

                 During the quarter ended June 30, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORPORATE PROPERTY ASSOCIATES 6
                                    - a California limited partnership

                                    By:  CAREY CORPORATE PROPERTY, INC.




     08/11/97                       By:  /s/ Steven M. Berzin
  ---------------                      ----------------------------------------
        Date                             Steven M. Berzin
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



     08/11/97                       By:  /s/ Claude Fernandez
  ---------------                      ----------------------------------------
        Date                             Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                            (Principal Accounting Officer)




     08/11/97                       By:  /s/ Michael D. Roberts
  ---------------                      ----------------------------------------
        Date                                Michael D. Roberts
                                            First Vice President and Controller