Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1997-09-04
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________________to__________________

Commission file number               0-14551

        CORPORATE PROPERTY ASSOCIATES 6, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                            13-3247122
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered

            NONE                                           NONE



           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of deliquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART II




Item 8.      Consolidated Financial Statements and Supplementary Data.



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

         (v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

         (vi)     Notes to Consolidated Financial Statements.

                        REPORT of INDEPENDENT ACCOUNTANTS





To the Partners of
Corporate Property Associates 6
- a California limited
partnership and Subsidiaries:


                  We have audited the accompanying consolidated balance sheets of Corporate Property Associates 6 - a California limited partnership and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 20 to 23 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996


                                                               1994                  1995                  1996
                                                               ----                  ----                  ----
Revenues:
   Rental income                                            $ 5,464,931           $ 5,195,838           $ 5,675,049
   Interest income from
      direct financing leases                                 5,251,979             5,814,312             5,613,415
   Other interest income                                        377,800               332,480               307,947
   Revenue of hotel operations                                4,371,566             4,630,619             4,868,017
   Other income                                                 227,577               764,650                72,868
                                                            -----------           -----------           -----------
                                                             15,693,853            16,737,899            16,537,296
                                                            -----------           -----------           -----------

Expenses:
   Interest expense                                           5,040,589             4,499,692             4,003,726
   Depreciation                                               1,621,029             1,525,011             1,664,514
   General and administrative                                   531,594               624,249               513,074
   Operating expense of hotel
      operations                                              3,296,063             3,596,408             3,714,173
   Property expense                                           1,941,665               512,797               394,761
   Amortization                                                 163,748               209,074               292,530
                                                            -----------           -----------           -----------
                                                             12,594,688            10,967,231            10,582,778
                                                            -----------           -----------           -----------

        Income before gain on sales and
         extraordinary item                                   3,099,165             5,770,668             5,954,518

Gain on sales of real estate                                                                                 70,878
                                                            -----------           -----------           -----------
      Income before extraordinary item                        3,099,165             5,770,668             6,025,396

Extraordinary gain on extinguishment of debt                                        2,088,268
                                                            -----------           -----------           -----------

        Net income                                          $ 3,099,165           $ 7,858,936           $ 6,025,396
                                                            ===========           ===========           ===========

Net income allocated to:
   Individual General Partner                               $    30,991           $    78,588           $    71,357
                                                            ===========           ===========           ===========

   Corporate General Partner                                $   154,959           $   392,948           $   356,792
                                                            ===========           ===========           ===========

   Limited Partners                                         $ 2,913,215           $ 7,387,400           $ 5,597,247
                                                            ===========           ===========           ===========

Net income per Unit: (47,950 Limited Partnership
  Units outstanding in 1994, 47,935 weighted average
  Limited Partnership Units outstanding in 1995 and
  47,930 Limited Partnership Units outstanding in 1996)
       Income before extraordinary gain                          $60.76               $113.16              $116.78
       Extraordinary gain                                                               40.95
                                                            -----------           -----------           -----------
                                                                 $60.76               $154.11              $116.78
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996




                                                                Partners' Capital Accounts
                                                                --------------------------
                                                                                                             Limited
                                                                                                             Partners'
                                                                         General            Limited          Amount Per
                                                       Total             Partners           Partners          Unit(a)
                                                       -----             --------           --------          -------
Balance, December 31, 1993                          $38,606,142         $(250,812)         $38,856,954          $809

Distributions                                        (4,704,691)         (280,823)          (4,423,868)          (92)

Net income, 1994                                      3,099,165           185,950            2,913,215            61
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1994                           37,000,616          (345,685)          37,346,301           778

Distributions                                        (4,736,359)         (282,718)          (4,453,641)          (93)

Purchase of Limited Partnership Units                   (20,000)                               (20,000)

Net income, 1995                                      7,858,936           471,536            7,387,400           154
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1995                           40,103,193          (156,867)          40,260,060           839

Distributions                                        (4,880,911)         (275,797)          (4,605,114)          (96)

Net income, 1996                                      6,025,396           428,149            5,597,247           117
                                                    -----------         ---------          -----------          ----

Balance, December 31, 1996                          $41,247,678         $  (4,515)         $41,252,193          $860
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS



1.      Summary of Significant Accounting Policies:

         Basis of Consolidation:

            Theconsolidated financial statements include the accounts of
               Corporate Property Associates 6 and two 99% owned subsidiaries, CPA(R) Burnhaven Limited Partnership and CPA(R) Peerless Limited Partnership, (collectively, the "Partnership").

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

            The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

                      Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

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

         Deferred Rental Income:

            A lease amendment fee of $3,800,000 received in 1995 in connection with the amendment of one of the Partnership's leases is being amortized as deferred rental income from the date of the amendment through the end of the initial term of the lease (15-1/2 years).

         Reclassifications:

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

            The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $18,099 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

 3.     Transactions with Related Parties:

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


4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

      A.    Real Estate Leased to Others:

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


      B.    Operating Real Estate:
            Operating real estate, at cost, is summarized as follows:

                                                                                     December 31,
                                                                                     ------------
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
                                                                        ===========              ===========

 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                                    December 31,
                                                                                    ------------
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

 .           Scheduled principal payments, during each of the next five years following December 31, 1996 and thereafter are as follows:

               Year Ending December 31,

                  1997                                                   $  7,778,111
                  1998                                                      9,410,818
                  1999                                                        841,942
                  2000                                                        910,103
                  2001                                                      9,142,001
                  Thereafter                                                3,974,113
                                                                         ------------
                     Total                                               $ 32,057,088
                                                                         ============

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



 8.     Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes.
               A reconciliation of accounting differences is as follows:

                                                                       1994                 1995              1996
                                                                       ----                 ----              ----
             Net income per Statements of Income                     $ 3,099,165          $ 7,858,936       $ 6,025,396
             Excess tax depreciation                                  (2,152,351)          (2,289,920)       (1,608,909)
             Difference in recognition of
                lease amendment fee                                                         3,101,971
             Other                                                       209,489             (799,351)         (723,429)
                                                                     -----------          -----------       -----------
                    Income reported for Federal
                       income tax purposes                           $ 1,156,303          $ 7,871,636       $ 3,693,058
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


13    Environmental Matters:

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

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORPORATE PROPERTY ASSOCIATES 6
                                    - a California limited partnership

                                    BY:     CAREY CORPORATE PROPERTY, INC.



     09/3/97                          BY:   /s/ Steven M. Berzin
    --------                                --------------------
     Date                                   Claude Fernandez
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



     09/3/97                          BY:   /s/ Claude Fernandez
    --------                                --------------------
     Date                                   Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)