Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1997-09-04
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS



                                             December 31,      March 31,
                                                 1996            1997
                                             ------------     -----------
                                                (Note)        (Unaudited)
      ASSETS:

Land, buildings and personal property,
   net of accumulated depreciation of
   $16,594,902 at December 31, 1996 and
   $17,020,169 at March 31, 1997             $ 47,968,552     $47,649,848
Net investment in direct financing leases      32,887,655      32,887,655
Cash and cash equivalents                       3,338,391       3,647,685
Notes receivable from affiliate                 1,151,000       1,151,000
Other assets                                    2,807,973       2,847,803
                                             ------------     -----------

        Total assets                         $ 88,153,571     $88,183,991
                                             ============     ===========


      LIABILITIES:

Mortgage notes payable                       $ 32,057,088     $31,769,217
Note payable                                   10,000,000      10,000,000
Accrued interest payable                          439,078         431,988
Accounts payable and accrued expenses             372,012         351,804
Accounts payable to affiliates                    131,275         166,959
Other liabilities                                 361,816         221,900
Deferred rental income                          3,544,624       3,483,333
                                             ------------     -----------
        Total liabilities                      46,905,893      46,425,201
                                             ------------     -----------


      PARTNERS' CAPITAL:

General Partners                                   (4,515)         29,956

Limited Partners (47,930 Limited
Partnership Units issued and outstanding)      41,252,193      41,728,834
                                             ------------     -----------
        Total partners' capital                41,247,678      41,758,790
                                             ------------     -----------

        Total liabilities and
          partners' capital                  $ 88,153,571     $88,183,991
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Three Months Ended
                                                                      March 31,
                                                            ---------------------------
                                                                1996            1997
                                                            -----------     -----------
Cash flows from operating activities:
  Net income                                                $ 1,417,640     $ 1,743,557
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               447,991         493,931
    Other noncash items                                         (61,290)        (76,098)
    Gain on sales of real estate                                (31,456)
    Net change in operating assets and liabilities              142,073        (225,217)
                                                            -----------     -----------

     Net cash provided by operating activities                1,914,958       1,936,173
                                                            -----------     -----------

Cash flows from investing activities:
  Additional capitalized costs                               (1,762,598)       (106,563)
  Proceeds from sales of real estate                            257,527
                                                            -----------     -----------

     Net cash used in investing activities                   (1,505,071)       (106,563)
                                                            -----------     -----------

Cash flows from financing activities:
  Distributions to partners                                  (1,204,998)     (1,232,445)
  Proceeds from mortgage note payable                         6,000,000
  Prepayment of mortgage notes payable                       (4,257,315)
  Payments on mortgage principal                               (251,394)       (287,871)
  Deferred financing costs                                     (270,785)
                                                            -----------     -----------

     Net cash provided by (used in) financing activities         15,508      (1,520,316)
                                                            -----------     -----------

       Net increase in cash and cash equivalents                425,395         309,294

Cash and cash equivalents, beginning of period                3,476,915       3,338,391
                                                            -----------     -----------

       Cash and cash equivalents, end of period             $ 3,902,310     $ 3,647,685
                                                            ===========     ===========




Supplemental disclosure of cash flows information:

Interest paid                                               $ 1,046,085     $   963,815
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




Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $27,101 and $28,476, respectively, and general and administrative expense reimbursements of $26,542 and $46,607 respectively. Management believes that ultimate payment of a preferred return to the General Partners of $18,099, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4. Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                        1996       %             1997       %
                                        ----      ---            ----      ---
Stoody Deloro Stellite, Inc.        $  558,548     21%         $558,548     19%
AP Parts Manufacturing, Inc.           421,303     16           459,134     16
Peerless Chain Company                 378,653     14           427,147     15
AutoZone, Inc.                         342,489     13           330,392     11
Kinney Shoe Corporation                168,192      6           241,235      8
Wal-Mart Stores, Inc.                  206,815      8           222,782      8
Anthony's Manufacturing Company,
 Inc.                                  219,000      8           219,000      7
Motorola, Inc.                         135,000      5           135,000      5
Harcourt General Corporation           116,875      4           116,875      4
Yale Security, Inc.                                             114,807      4
Lockheed Martin Corporation             73,250      3            77,500      2
Winn-Dixie Stores, Inc.                 42,600      1            42,600      1
Folger Adam Company                     45,924      1
                                    ----------    ---        ----------    ---
                                    $2,708,649    100%       $2,945,020    100%
                                    ==========    ===        ==========    ===





Operating results of the three hotels for the three-month periods ended March 31, 1996 and 1997 are summarized as follows:

                                             1996            1997
                                         -----------     -----------
Revenue                                  $ 1,135,887     $ 1,206,821
Fees paid to hotel management company        (27,564)        (32,700)
Other operating expenses                    (885,118)       (888,054)
                                         -----------     -----------
Hotel operating income                   $   223,205     $   286,067
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


                                  CORPORATE PROPERTY ASSOCIATES 6
                                  - a California limited partnership

                                  By:  CAREY CORPORATE PROPERTY, INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ---------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ---------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)