Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 6
filed 1997-09-05
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1997
                               -----------------------------------------------
                                                 or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------   --------------------

Commission file number                      0-14551
                      ---------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES 6
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                                          13-3247122
- -----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (212) 492-1100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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



                                                 December 31,          June 30,
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                          Three Months Ended                   Six Months Ended
                                   June 30, 1996      June 30, 1997     June 30, 1996    June 30, 1997
                                   -------------      -------------     -------------    -------------
Revenues:
  Rental income from
    operating leases               $   1,443,022      $   1,527,843     $   2,745,961    $   3,055,689
  Interest from direct
    financing leases                   1,377,229          1,512,860         2,782,939        2,930,034
  Other interest income                   68,415             77,237           158,351          144,819
  Revenue of hotel operations          1,173,653          1,232,076         2,309,540        2,438,897
  Other income                                                                                 126,985
                                   -------------      -------------     -------------    -------------
                                       4,062,319          4,350,016         7,996,791        8,696,424
                                   -------------      -------------     -------------    -------------

Expenses:
  Interest                             1,018,738            950,939         2,058,253        1,907,664
  Depreciation                           396,068            453,076           786,500          878,343
  General and administrative             142,813            157,640           244,069          334,889
  Property expenses                       83,435             33,810           130,279           88,002
  Amortization                            75,875             69,294           133,434          137,958
  Operating expenses of
    hotel operations                     885,614            908,168         1,798,296        1,828,922
                                   -------------      -------------     -------------    -------------
                                       2,602,543          2,572,927         5,150,831        5,175,778
                                   -------------      -------------     -------------    -------------

    Income before gain on
      sales of real estate             1,459,776          1,777,089         2,845,960        3,520,646

Gain on sales of real estate              39,422                               70,878
                                   -------------      -------------     -------------    -------------


      Net income                   $   1,499,198      $   1,777,089     $   2,916,838    $   3,520,646
                                   =============      =============     =============    =============


Net income allocated
  to General Partners              $      89,952      $     106,626     $     175,010    $     211,239
                                   =============      =============     =============    =============


Net income allocated
  to Limited Partners              $   1,409,246      $   1,670,463     $   2,741,828    $   3,309,407
                                   =============      =============     =============    =============


Net income per Unit:
  (47,930 Limited
  Partnership Units)               $       29.40      $       34.85     $       57.20    $       69.04
                                   =============      =============     =============    =============




The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership



                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Six Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                        1996               1997
                                                                     -----------       -----------
Cash flows from operating activities:
  Net income                                                         $ 2,916,838       $ 3,520,646
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                      919,934         1,016,301
      Other noncash items                                                (11,845)          (29,864)
      Amortization of deferred rental income                            (122,581)         (122,581)
      Gain on sales of real estate                                       (70,878)
      Net change in operating assets and liabilities                      62,817           (67,165)
                                                                     -----------       -----------

        Net cash provided by operating activities                      3,694,285         4,317,337
                                                                     -----------       -----------

Cash flows from investing activities:
  Additional capitalized costs                                        (1,766,609)          (31,115)
  Proceeds from sales of real estate                                     603,286
                                                                     -----------       -----------

        Net cash used in investing activities                         (1,163,323)          (31,115)
                                                                     -----------       -----------

Cash flows from financing activities:
  Distributions to partners                                           (2,425,180)       (2,465,909)
  Proceeds from mortgage                                               6,000,000
  Prepayment of mortgage payable                                      (4,257,315)       (1,872,107)
  Payments on mortgage principal                                        (859,184)         (576,658)
  Refund of deferred financing costs                                                       180,000
  Deferred financing costs                                              (274,753)
                                                                     -----------       -----------

        Net cash used in financing activities                         (1,816,432)       (4,734,674)
                                                                     -----------       -----------

           Net increase (decrease) in cash and cash equivalents          714,530          (448,452)

Cash and cash equivalents, beginning of period                         3,476,915         3,338,391
                                                                     -----------       -----------

           Cash and cash equivalents, end of period                  $ 4,191,445       $ 2,889,939
                                                                     ===========       ===========




Supplemental disclosure of cash flows information:

Interest paid                                                        $ 2,076,707       $ 1,923,141
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

  Quarter Ended           General Partners     Limited Partners            Per Limited Partner Unit
- ---------------           ----------------     ----------------            ------------------------
December 31, 1996            $  70,142           $1,162,303                        $24.25
                             =========           ==========                        ======

March 31, 1997               $  70,203           $1,163,261                        $24.27
                             =========           ==========                        ======


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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three and six-month periods ended June 30, 1996 and 1997, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                             1996            %             1997           %
                                         ----------     ----------      ----------       ----
Stoody Deloro Stellite, Inc.             $1,117,095             20%     $1,117,095         19%
AP Parts Manufacturing, Inc.                857,044             16         918,267         15
Peerless Chain Company                      757,307             14         854,293         14
AutoZone, Inc.                              676,111             12         756,469         13
Kinney Shoe Corporation                     336,380              6         482,471          8
Wal-Mart Stores, Inc.                       413,632              7         445,565          7
Anthony's Manufacturing Company, Inc.       438,000              8         438,000          7
Motorola, Inc.                              270,000              5         270,000          5
Harcourt General Corporation                233,750              4         233,750          4
Yale Security, Inc.                         126,092              2         229,614          4
Lockheed Martin Corporation                 149,333              3         155,000          3
Winn-Dixie Stores, Inc.                      85,199              2          85,199          1
Folger Adam Company                          68,957              1
                                         ----------     ----------      ----------       ----
                                         $5,528,900            100%     $5,985,723        100%
                                         ==========     ==========      ==========       ====





Operating results of the three hotels for the six-month periods ended June 30, 1996 and 1997 are summarized as follows:


                                                     1996             1997
                                                 -----------      -----------
Revenue                                          $ 2,309,540      $ 2,438,897
Fees paid to hotel management company                (57,483)         (69,406)
Other operating expenses                          (1,740,813)      (1,759,516)
                                                 -----------      -----------
Hotel operating income                           $   511,244      $   609,975
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


                                    CORPORATE PROPERTY ASSOCIATES 6
                                    - a California limited partnership

                                    By:    CAREY CORPORATE PROPERTY, INC.




           09/03/97                 By:     /s/ Steven M. Berzin
           --------                         -----------------------------------
             Date                               Steven M. Berzin
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



           09/03/97                 By:     /s/ Claude Fernandez
           --------                         -----------------------------------
             Date                               Claude Fernandez
                                                Executive Vice President and
                                                Chief Administrative Officer
                                                (Principal Accounting Officer)