Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 6
filed 1997-11-10
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                                                             /X/  Yes    No  / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                             / /  Yes    No  / /

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                                      INDEX


                                                                      Page No.
                                                                      --------
 PART I

 Item 1. - Financial Information(*)

          Consolidated Balance Sheets, December 31, 1996
          and September 30, 1997                                          2

          Consolidated Statements of Income for the three and nine
          months ended September 30, 1996 and 1997                        3

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1996 and 1997                        4

          Notes to Consolidated Financial Statements                     5-7

 Item 2. - Management's Discussion of Operations                         8-9



 PART II

 Item 6. - Exhibits and Reports on Form 8-K                              10

 Signatures                                                              11


(*) The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,        September 30,
                                                     1996                 1997
                                                 ------------         -----------
                                                     (Note)        (Unaudited)
      ASSETS:

Land, buildings and personal property,
   net of accumulated depreciation of
   $16,594,902 at December 31, 1996 and
   $17,921,644 at September 30, 1997             $ 47,968,552         $46,672,943
Net investment in direct financing leases          32,887,655          32,887,655
Cash and cash equivalents                           3,338,391           3,228,640
Note receivable from affiliate                      1,151,000           1,151,000
Other assets                                        2,807,973           2,837,285
                                                 ------------         -----------

        Total assets                             $ 88,153,571         $86,777,523
                                                 ============         ===========


      LIABILITIES:

Mortgage notes payable                           $ 32,057,088         $29,193,315
Note payable                                       10,000,000          10,000,000
Accrued interest payable                              439,078             459,415
Accounts payable and accrued expenses                 372,012             264,413
Accounts payable to affiliates                        131,275             193,064
Other liabilities                                     361,816             455,527
Deferred rental income                              3,544,624           3,360,753
                                                 ------------         -----------
        Total liabilities                          46,905,893          43,926,487
                                                 ------------         -----------

      PARTNERS' CAPITAL:

General Partners                                       (4,515)            103,100

Limited Partners (47,930 Limited
Partnership Units issued and outstanding)          41,252,193          42,747,936
                                                 ------------         -----------
        Total partners' capital                    41,247,678          42,851,036
                                                 ------------         -----------

        Total liabilities and
          partners' capital                      $ 88,153,571         $86,777,523
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               Three Months Ended                                   Nine Months Ended
                                   September 30, 1996       September 30, 1997        September 30, 1996        September 30, 1997
                                   ------------------       ------------------        ------------------        ------------------
Revenues:
  Rental income from
   operating leases                    $1,431,957               $ 1,527,846               $ 4,177,918               $ 4,583,535
  Interest from direct
   financing leases                     1,405,979                 1,416,964                 4,188,918                 4,346,998
  Other interest income                    94,603                    63,862                   252,954                   208,681
  Revenue of hotel operations           1,344,830                 1,356,923                 3,654,370                 3,795,820
  Other income                             72,868                                              72,868                   126,985
                                       ----------               -----------               -----------               -----------
                                        4,350,237                 4,365,595                12,347,028                13,062,019
                                       ----------               -----------               -----------               -----------

Expenses:
  Interest                                978,224                   910,598                 3,036,477                 2,818,262
  Depreciation                            396,165                   448,399                 1,182,665                 1,326,742
  General and administrative              161,411                   129,193                   405,480                   464,082
  Property expenses                       116,927                   108,030                   247,206                   196,032
  Amortization                             70,158                    44,168                   203,592                   182,126
  Operating expenses of
   hotel operations                       959,621                   942,102                 2,757,917                 2,771,024
                                       ----------               -----------               -----------               -----------
                                        2,682,506                 2,582,490                 7,833,337                 7,758,268
                                       ----------               -----------               -----------               -----------

   Income before gain on
     sales of real estate               1,667,731                 1,783,105                 4,513,691                 5,303,751

Gain on sales of real estate                                                                   70,878
                                       ----------               -----------               -----------               -----------


     Net income                        $1,667,731               $ 1,783,105               $ 4,584,569               $ 5,303,751
                                       ==========               ===========               ===========               ===========


Net income allocated
  to General Partners                  $  100,063               $   106,986               $   341,699               $   318,225
                                       ==========               ===========               ===========               ===========


Net income allocated
  to Limited Partners                  $1,567,668               $ 1,676,119               $ 4,242,870               $ 4,985,526
                                       ==========               ===========               ===========               ===========


Net income per Unit:
  (47,930 Limited
  Partnership Units)                   $    32.71               $     34.97               $     88.52               $    104.01
                                       ==========               ===========               ===========               ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             1996                1997
                                                          -----------         -----------
Cash flows from operating activities:
  Net income                                              $ 4,584,569         $ 5,303,751
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           1,386,257           1,508,868
    Other noncash items                                       (26,652)            (44,921)
    Amortization of deferred rental income                   (183,871)           (183,871)
    Gain on sales of real estate                              (70,878)
    Net change in operating assets and liabilities            (53,137)           (278,279)
                                                          -----------         -----------
     Net cash provided by operating activities              5,636,288           6,305,548
                                                          -----------         -----------
Cash flows from investing activities:
  Additional capitalized costs                             (1,860,915)            (31,133)
  Proceeds from sales of real estate                          603,286
                                                          -----------         -----------
     Net cash used in investing activities                 (1,257,629)            (31,133)
                                                          -----------         -----------

Cash flows from financing activities:
  Distributions to partners                                (3,651,211)         (3,700,393)
  Proceeds from mortgage                                    9,500,000
  Prepayment of mortgage payable                           (9,550,413)         (1,872,107)
  Payments on mortgage principal                             (871,112)           (991,666)
  Refund of deferred financing costs                                              180,000
  Deferred financing costs                                   (370,842)
                                                          -----------         -----------

     Net cash used in financing activities                 (4,943,578)         (6,384,166)
                                                          -----------         -----------

       Net decrease in cash and cash equivalents             (564,919)           (109,751)

Cash and cash equivalents, beginning of period              3,476,915           3,338,391
                                                          -----------         -----------

       Cash and cash equivalents, end of period           $ 2,911,996         $ 3,228,640
                                                          ===========         ===========
Supplemental disclosure of cash flows information:

Interest paid                                             $ 3,083,447         $ 2,797,925
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:

Quarter Ended     General Partners      Limited Partners    Per Limited Partner Unit
-------------     ----------------      ----------------    ------------------------
December 31, 1996     $70,142              $1,162,303              $24.25
                      =======              ==========              ======

March 31, 1997        $70,203              $1,163,261              $24.27
                      =======              ==========              ======

June 30, 1997         $70,265              $1,164,219              $24.29
                      =======              ==========              ======

A distribution of $24.31 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.

Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred property management fees of $26,093 and $80,830, respectively, and general and administrative expense reimbursements of $22,402 and $84,556, respectively. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred property management fees of $29,687 and $88,685, respectively, and general and administrative expense reimbursements of $61,621 and $150,985, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $18,099, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $85,156 and $68,402, respectively.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its total real estate lease revenues (rental income plus interest income from financing leases) as follows:

                                                         1996            %             1997             %
                                                     ----------         ---         ----------         ---
Thermadyne Holdings Corporation
   (assigned by Stoody Deloro Stellite, Inc.)        $1,675,643          20%        $1,675,643          19%
AP Parts Manufacturing, Inc.                          1,292,786          15          1,377,401          15
Peerless Chain Company                                1,184,454          14          1,281,440          14
AutoZone, Inc.                                        1,006,503          12          1,086,651          12
Kinney Shoe Corporation                                 504,570           6            723,706           8
Wal-Mart Stores, Inc.                                   625,771           7            668,347           8
Anthony's Manufacturing Company, Inc.                   657,000           8            657,000           7
Motorola, Inc.                                          405,000           5            405,000           5
Harcourt General Corporation                            350,624           4            350,624           4
Yale Security, Inc.                                     240,898           3            344,421           4
Lockheed Martin Corporation                             226,833           3            232,500           3
Winn-Dixie Stores, Inc.                                 127,800           2            127,800           1
Folger Adam Company                                      68,954           1
                                                     ----------         ---         ----------         ---
                                                     $8,366,836         100%        $8,930,533         100%
                                                     ==========         ===         ==========         ===

Operating results of the three hotels for the nine-month periods ended September 30, 1996 and 1997 are summarized as follows:

                                                1996                1997
                                             -----------         -----------
Revenue                                      $ 3,654,370         $ 3,795,820
Fees paid to hotel management company            (88,724)           (102,442)
Other operating expenses                      (2,669,193)         (2,668,582)
                                             -----------         -----------
Hotel operating income                       $   896,453         $ 1,024,796
                                             ===========         ===========

Note 5.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CD(SM)") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CD(SM), of which CD(SM) is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CD(SM) ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CD(SM) may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

    Net income for the three-month and nine-month periods ended September 30, 1997 increased by $115,000 and $719,000, respectively, as compared with net income for the similar periods ended September 30, 1996. Excluding nonrecurring other income of $73,000 in the prior year's three-month period, income for the current three-month period would have increased by $188,000 The increases were due to increases in lease revenues and earnings from the Partnership's hotel operations, and decreases in interest expense.

    The increase in lease revenues was due to scheduled rent increases becoming effective between May 1996 and January 1997, the commencement of the lease with Yale Security, Inc. in March 1996 and higher percentage rents from AutoZone, Inc. Solely as a result of the scheduled rent increases, annual cash flow increased by $661,000. Year-to-date revenues for the Petoskey hotel increased by 10%, while the revenues of the Alpena and Livonia hotels increased by 2% and 3%, respectively. The increase in earnings for the Petoskey hotel was due to an increase in the occupancy rate from 52% to 57% and a 3% increase in the average room rate. The occupancy rate of the Livonia hotel was unchanged. The increase in earnings resulted from a 10% increase in the average room rate. The occupancy rate for the Alpena hotel decreased by 1%. The average room rate at Alpena increased by 6%, continuing the trend observed in the second quarter. The earnings of the Alpena and Petoskey hotels are seasonal in nature, with most of their annual profit realized in the summer. The Livonia hotel's earnings are affected by the economic condition of the Detroit metropolitan area. The Livonia hotel has been successful in continuing to strengthen and increase the average room rate during the current economic cycle. The decrease in interest expense was due to the payoff of mortgage loans collateralized by the property leased to Winn-Dixie Stores, Inc. and Yale Security in 1996 and 1997, respectively, and the continuing amortization of the Partnership's limited recourse mortgage loans.


Financial Condition:

    There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $6,305,000 was sufficient to fund distributions to partners of $3,700,000, scheduled mortgage principal installments of $992,000 and replacement of furniture and fixtures at the hotel properties of $31,000.

    Since December 31, 1996, the Partnership used $1,872,000 to satisfy the limited recourse mortgage loan on the Yale Security property. A limited recourse mortgage loan on the Motorola property of $2,087,000 has continued to be extended on a short-term basis. The Partnership is also seeking to extend the maturity on the mortgage loan on the Livonia hotel property which matures in November 1997 and has an outstanding balance of $2,579,000. The Partnership believes that the prospects for refinancing both loans are favorable. Although the Partnership does not have sufficient cash available to pay off the loans, it has significant borrowing power on several unleveraged properties that could be financed to raise funds needed pay off any matured debt. The mortgage loan on the AutoZone properties is scheduled to mature in August 1998, at which time a balloon payment of $8,540,000 will be due.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued


Financial Condition (continued):

    A purchase option of the properties leased to Anthony's Manufacturing Company, Inc. may be exercised by the lessee beginning February 1998. If exercised, the option price will be the greater of fair market value or $11,500,000, the amount that the Partnership paid to purchase the Anthony's properties. Annual cash flow from the Anthony's properties is $876,000. The Partnership has not received any indication from the lessee as to whether it intends to exercise the option.

    In connection with the Holiday Inn product improvement plan, the Partnership anticipates that it will be required to make certain improvements to the Livonia hotel property in order to retain its Holiday Inn affiliation. The amount required for such improvements is in the process of being determined.

    As more fully described in Note 5 to the Consolidated Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                                     PART II


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

             During the quarter ended September 30, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORPORATE PROPERTY ASSOCIATES 6
                                  - a California limited partnership

                                  By:  CAREY CORPORATE PROPERTY, INC.


        11/06/97                  By:   /s/ Steven M. Berzin
        -------                        --------------------------------------
           Date                             Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


        11/06/97                  By:   /s/ Claude Fernandez
        -------                        --------------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)