Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 6
filed 1998-03-26
CIK 750456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended          DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to

Commission file number                    0-14551

        CORPORATE PROPERTY ASSOCIATES 6, A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                                                                  13-3247122
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                                              10020
(Address of principal executive offices)                                                                           (Zip Code)

Registrant's telephone number, including area code     (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

                      Title of each class                                       Name of each exchange on which registered
                      -------------------                                       -----------------------------------------
                          NONE                                                                 NONE



           Securities registered pursuant to Section 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
                                (Title of Class)


                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            [X] Yes      [ ]  No

    Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                     PART I




Item 1.  Business.

                  Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on July 23, 1984. Effective January 1, 1998, the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). Carey Corporate Property, Inc., a Delaware corporation, and William Polk Carey were formerly Corporate General Partner and Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

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

                  Other than the three hotel properties, all of Registrant's real estate properties are leased to corporate tenants and are subject to long-term net leases whereby the tenants are generally required to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which are intended to limit recourse to Registrant and the General Partner. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties and primary property and liability coverages on its three hotel properties. Management believes that its insurance is adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities.

                  As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item 8. Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index ("CPI"). The initial terms of Registrant's leases are scheduled to expire between 2000 and 2011 with the leases providing for multiple renewal terms. In addition, several of the leases provide purchase options. The purchase options generally provide for purchase prices at the greater of (i) fair market value, as defined in the lease, or (ii) a stated amount. The stated amount is generally the sum of Registrant's acquisition cost of the properties and any prepayment charges which would occur as a result of paying off mortgage loans on the properties being sold.

                  Since Registrant's objective is to invest in properties which are occupied by a single corporate tenant and subject to net leases backed by the credit of the corporate lessee, Registrant's properties have not been generally subject to the competitive conditions of local and regional real estate markets. The competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate in the future. In selecting real estate for investment, Registrant seeks to lease facilities which are material to the lessee's operations in order to increase the likelihood that lease renewals will be exercised. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. To the extent that lessees exercise purchase options which provide for purchase prices based on a market value as encumbered by the existing lease, local market conditions may have little impact.

                  Registrant's operation of hotel properties (all of which are Holiday Inn franchises) are more greatly affected by both increasing competition and economic conditions. Registrant's hotels in Alpena and Petoskey, Michigan have experienced increased competition over the past several years as the result of the opening of new hotels at both locations. The Alpena and Petoskey businesses are seasonal in nature. Effective February 1998, Registrant has entered into a lease with Livho, Inc., an affiliate, for the Livonia hotel. The Livonia hotel operation represented approximately 62% of hotel revenues in 1997.

                  For the year ended December 31, 1997, revenues from properties occupied by lessees which accounted for 10% or more of operating revenues of Registrant were as follows: Thermadyne Holdings Corp. (from a lease assigned by Stoody Deloro Stellite, Inc.), 19%; AP Parts International, Inc. ("A.P. Parts"), 15%; AutoZone, Inc. ("AutoZone"), 12%; and Peerless Chain Company, 14%. No other property owned by Registrant accounted for 10% or more of its total operating revenues during 1997. See Note 9 to the Consolidated Financial Statements in
Item 8. For the year ended December 31, 1997, gross revenues from the hotel operations segment were approximately 29% of total revenues.

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

                  On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,760 holders representing 47,261 of the 47,930 limited partnership units exchanged such units for

3,262,427 Listed Shares with 43 holders of the remaining 669 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 17,695 Listed Shares for their interest in their share of the appreciation in Registrant properties.

                  The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 2001.

                  Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. also performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services to Registrant.

                  Registrant's Management company has responsibility for maintaining the company's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Registrant's operations; however, such assessment has not been completed. The Registrant relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Registrant.

Item 2.      Properties.

   LEASE                                                                                           TYPE OF OWNERSHIP
  OBLIGOR                      TYPE OF PROPERTY                     LOCATION                          INTEREST
  -------                      ----------------                     --------                          --------
THERMADYNE                     Warehouse and Manu-                  Industry,                      Ownership of land
HOLDINGS                       facturing Facility                   California                     and building
CORP.

YALE SECURITY,                 Manufacturing                        Lemont,                        Ownership of land
INC.                           Facility                             Illinois                       and building (1)

MOTOROLA, INC.                 Computer and                         Urbana,                        Ownership of land
                               Telecommunication Facility           Illinois                       and building (1)

LOCKHEED MARTIN                Warehouse and                        Glen Burnie,                   Ownership of land
CORPORATION                    Manufacturing Facility               Maryland                       and building

AUTOZONE, INC.                 Retail Stores -                      Charlotte, Lenoir,             Ownership of land
                               -31 locations                        Gastonia, and                  and buildings (1)
                                                                    Statesville, North
                                                                    Carolina;
                                                                    Austin, Corpus
                                                                    Christi-2, Nederland,
                                                                    San Antonio, Victoria,
                                                                    Waco,
                                                                    and West Orange, Texas;
                                                                    Bessemer, Chickasaw,
                                                                    Decatur, Mobile,
                                                                    Montgomery
                                                                    and Phenix City, Alabama;
                                                                    Alton, Belleview,
                                                                    Collinsville and
                                                                    Wood River, Illinois;
                                                                    Columbus, Georgia;
                                                                    Baton Rouge,                   Ownership of land
                                                                    Lake Charles-2                 and buildings (1)
                                                                    and West Monroe,
                                                                    Louisiana;
                                                                    Breckenridge, Maplewood,
                                                                    Overland and St. Louis,
                                                                    Missouri


(2)                            Hotel                                Petoskey and                   Ownership of 35% interest
                               - 2 locations                        Alpena, Michigan               in land and buildings (1)

PEERLESS CHAIN                 Manufacturing                        Winona,                        Ownership of land
COMPANY                        Facility                             Minnesota                      and building


HARCOURT GENERAL               Movie Theatre                        Burnsville,                    Ownership of land
CORPORATION                                                         Minnesota                      and building (1)

   LEASE                                                                                           TYPE OF OWNERSHIP
  OBLIGOR                      TYPE OF PROPERTY                     LOCATION                          INTEREST
  -------                      ----------------                     --------                          --------
WAL-MART STORES,               Retail/Warehouse                     West Mifflin,                  Ownership of land
INC.                           Facility                             Pennsylvania                   and building (1)




KINNEY SHOE                    Warehouse and                        Fort Lauderdale,               Ownership of land
CORPORATION/                   Office Facility                      Florida                        and building (1)
ARMEL, INC.


AP PARTS                       Manufacturing                        Toledo, Ohio;                  Ownership of land
INTERNATIONAL                  Facility -                           Pinconning,                    and buildings (1)
INC.                           2 locations                          Michigan


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


LIVHO, INC.                    Hotel                                Livonia, Michigan              Ownership of 34.4828%
                                                                                                   interest in land
                                                                                                   and building (1)


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

                  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                    Partnership's
                       Share                      Current      Lease
Lease                of Current       Square      Rent Per   Expiration    Renewal   Ownership         Terms of
Obligor             Annual Rents      Footage      Sq.Ft.    (Mo/Year)      Terms    Interest          Purchase Option
-------             ------------      -------      ------    ---------      -----    --------          ---------------
Thermadyne           $2,234,191       325,800      $6.86       02/10         YES       100%            The greater of
Holdings                                                                                               fair market
Corp.                                                                                                  value of the
                                                                                                       property and
                                                                                                       $11,700,000
AP Parts              1,836,534     1,380,588       1.33       12/07         YES       100             The greater of
International,-                                                                                        fair market value
Inc. (2)                                                                                               of the property
                                                                                                       and $11,700,000
                                                                                                       plus any mortgage
                                                                                                       prepayment
                                                                                                       premium.
AutoZone,             1,483,958       185,990       7.11       01/11         YES       100             N/A
Inc. (2)                                                       02/11

Anthony's               876,000       182,845       4.79       02/02         YES       100             The greater of
Manufact-                                                                                              fair market
uring                                                                                                  value and
Company,                                                                                               $11,500,000 plus
Inc.                                                                                                   any mortgage
                                                                                                       prepayment
                                                                                                       premium.
Peerless              1,463,425       357,760       4.09       06/11         YES       100             The greater of
Chain                                                                                                  fair market value
Company                                                                                                and $7,820,000 and
                                                                                                       any mortgage
                                                                                                       prepayment
                                                                                                       premium.
Wal-Mart                891,129       118,125       7.54       01/07         YES       100             The greater of
Stores, Inc.                                                                                           fair market value
(2)                                                                                                    plus 2% and $6,275,000
                                                                                                       plus any mortgage
                                                                                                       prepayment
                                                                                                       premium.
Kinney Shoe             964,941        80,450      11.99       09/01         YES       100             The greater of
Corp./Armel,                                                                                           fair market value
Inc.                                                                                                   and $5,260,350 plus
                                                                                                       any mortgage
                                                                                                       prepayment
                                                                                                       premium.
Yale
Security, Inc.          399,000       130,000       3.07       03/11                   100             N/A

                    Partnership's
                       Share                      Current      Lease
Lease                of Current       Square      Rent Per   Expiration    Renewal   Ownership         Terms of
Obligor             Annual Rents      Footage      Sq.Ft.    (Mo/Year)      Terms    Interest          Purchase Option
-------             ------------      -------      ------    ---------      -----    --------          ---------------
Motorola,           $   540,000        46,350     $11.65       12/00         YES       100%             Fair market value
Inc. (2)

Harcourt                467,500        31,837      14.68       07/06         YES       100                    N/A
General
Corporation (2)

Lockheed                310,000        45,804       6.77       04/01         YES       100              Fair market value
Martin
Corporation

Winn-Dixie              170,399        34,710       4.91       03/08         YES       100                    N/A
Stores, Inc.

(1) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.
(2) These properties are encumbered by limited recourse mortgages.

Item 3.      Legal Proceedings.

                  As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.      Submission of Matters to a Vote of Security Holders.

                  Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to Page 27 of Registrant's Annual Report contained in Appendix A.


                                     PART II


Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.

                  Information with respect to Registrant's common equity is hereby incorporated by reference to page 27 of Registrant's Annual Report contained in Appendix A.


Item 6.      Selected Financial Data.

                  Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.


Item 8.      Consolidated Financial Statements and Supplementary Data.

                  The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 5 to 20 of Registrant's Annual Report contained in Appendix A:

         (i)      Report of Independent Accountants.
         (ii)     Consolidated Balance Sheets as of December 31, 1996 and 1997.
         (iii) Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.
         (iv) Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.
         (v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
         (vi)     Notes to Consolidated Financial Statements.


Item 9.      Disagreements on Accounting and Financial Disclosure.

                  NONE

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

                  Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                                                   Has Served as a
                                                                                                   Director and/or
    Name                             Age           Positions Held                                  Officer Since (1)
    ----                             ---           --------------                                  -----------------
Francis J. Carey                      72         Chairman of the Board                                   1/98
                                                 Chief Executive Officer
                                                 Director

William Polk Carey                    67         Chairman of the Executive Committee                     1/98
                                                 Director

Steven M. Berzin                      47         Vice Chairman                                           1/98
                                                 Chief Legal Officer
                                                 Director

Gordon F. DuGan                       31         President                                               1/98
                                                 Chief Acquisitions Officer
                                                 Director

Donald E. Nickelson                   64         Chairman of the Audit Committee                         1/98
                                                 Director

Eberhard Faber, IV                    61         Director                                                1/98

Barclay G. Jones III                  37         Director                                                1/98

Lawrence R. Klein                     77         Director                                                1/98

Charles C. Townsend, Jr.              69         Director                                                1/98

Reginald Winssinger                   55         Director                                                1/98

Claude Fernandez                      45         Executive Vice President                                1/98
                                                 - Financial Operations

John J. Park                          33         Executive Vice President                                1/98
                                                 Chief Financial Officer
                                                 Treasurer

H. Augustus Carey                     40         Senior Vice President                                   1/98
                                                 Secretary

Samantha K. Garbus                    29         Vice President - Asset Management                       1/98

Susan C. Hyde                         29         Vice President - Shareholder Services                   1/98

Robert C. Kehoe                       37         Vice President - Accounting                             1/98

Edward V. LaPuma                      24         Vice President - Acquisitions                           1/98

                  William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

                  A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

                  Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D.
degrees from the University of Pennsylvania.

                  Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

                  Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School.

                  Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

                  William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

                  Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

                  Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

                  Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

                  Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

                  Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

                  John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

                  H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

                  Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

                  Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

                  Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

                  Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.


Item 11.     Executive Compensation.

                  Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations, as defined, was payable to the former Corporate General Partner and 1% of Distributable Cash From Operations was payable to the former Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $232,633 and $49,522, respectively, from the Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 100 Limited Partnership Units, the former Corporate General Partner received cash distributions of $14,021 ($140.21 per Unit) during the year ended December 31, 1997. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1997.

                  In the future, a special limited partner, Carey Management LLC will receive 5% of Distributable Cash From Operations, William Polk Carey will receive, as a special limited partner, 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in the past. For a description of the subordinated interest of the former Corporate General Partner and the former Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.


Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

                  As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of Registrant.

                  The following table sets forth as of March 25, 1998 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                                    Number of Listed
                                    Name of                       Shares and Nature of              Percent
Title of Class                  Beneficial Owner                  Beneficial Ownership              of Class
--------------                  ----------------                  --------------------              --------
Listed Shares                   William Polk Carey
                                Francis J. Carey
                                Steven M. Berzin
                                Gordon F. DuGan
                                Donald E. Nickelson
                                Eberhard Faber IV
                                Barclay G. Jones III
                                Lawrence R. Klein
                                Charles C. Townsend, Jr.
                                Reginald Winssinger
                                John J. Park
                                Claude Fernandez
                                H. Augustus Carey
                                Samantha K. Garbus
                                Susan C. Hyde
                                Robert C. Kehoe
                                Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)



                  In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 5% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 93% interest in Registrant.

                  There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13.     Certain Relationships and Related
Transactions.

                  For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Consolidated Financial Statements contained in Item 8. Michael B. Pollack, Senior Vice President and Secretary, until July 1997, of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

                  No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV




Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.


    (a)           1.       Financial Statements:

                           The following financial statements are filed as a
part of this Report:

    Report of Independent Accountants.

    Consolidated Balance Sheets, December 31, 1996 and 1997.

    Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.

    Consolidated Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

    Notes to Consolidated Financial Statements.


    The financial statements are hereby incorporated by reference to pages 5 to 20 of Registrant's Annual Report contained in Appendix A.





(a)               2.       Financial Statement Schedule:

                           The following schedule is filed as a part of this
Report:

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1997.

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


Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

     4.9       Mortgage, Assignment of Leases and                                       Filed as Exhibit 4.3
               Security Agreement dated January 30, 1986 between                        to Registrant's
               CPA(R):5, as Mortgagor, and Lloyds and Texas                             Form 8-K dated
               Commerce, collectively as Mortgagee, on Broomall,                        March 13, 1986
               PA property.

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

     4.11      Mortgage Assignment of Leases and                                        Filed as Exhibit 4.5
               Security Agreement dated January 30, 1986 between                        to Registrant's
               CPA(R):5, as Mortgagor, and Lloyds and Texas                             Form 8-K dated
               Commerce, collectively as Mortgagee, on Cuyahoga                         March 13, 1986
               Falls, OH property.

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

     4.14      Deed of Trust Modification Agreement dated March 1,                      Filed as Exhibit 4.8
               1986 in connection with the Deed of Trust,                               to Registrant's
               Assignment of Leases and Security Agreement dated                        Form 8-K dated
               January 30, 1986 on Duffield, VA property.                               March 13, 1986

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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

     4.69      Assignment of Leases and Rents dated as of                               Filed as Exhibit 4.46
               April 30, 1986 from Registrant to First                                  to Registrant's Form
               Southern (two Corpus Christi Properties).                                8-K dated May 15, 1986

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

     4.98      Bond Put Agreement, dated as of December 20,                             Filed as Exhibit 4.6
               1984 from Armel, as Option or, to NCNB, as                                to Registrant's Form 8-K
               Optionee.                                                                dated October 1, 1986

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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

     4.112     Mortgage dated December 23, 1986 between                                 Filed as Exhibit 4.4
               the Registrant, as Borrower, and Toledo                                  to Registrant's Form 8-K
               Trust, as Lender, for Toledo, Ohio property.                             dated January 6, 1987

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

    10.11      Memorandum of Lease dated January 17, 1986                               FiIed as Exhibit 10.3
               between Registrant, as Landlord, and Malone                              to Registrant's Form 8-K
               & Hyde, as Tenant, for Charlotte, NC property.                           dated January 30, 1986

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

    10.13      Memorandum of Lease dated January 17, 1986                               Filed as Exhibit 10.5
               between Registrant, as Landlord, and Malone                              to Registrant's Form 8-K
               & Hyde, as Tenant, for Lenoir, NC property.                              dated January 30, 1986

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

    10.36      Memorandum of Lease dated as of April 30,                                Filed as Exhibit 10.7
               1986 between Registrant and Malone & Hyde                                to Registrant's Form
               (Columbus, GA Property).                                                 8-K dated May 15, 1986

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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
               Registrant, as Grantee, for Charlotte,                                   January 6, 1986

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
    28.13      North Carolina General Warranty Deed                                     Filed as Exhibit 28.2
               dated January 17, 1986 by and between Malone &                           to Registrant's
               Hyde, as Grantor, and Registrant, as Grantee, for                        Form 8-K dated
               Gastonia, NC property.                                                   January 30, 1986

    28.14      North Carolina General Warranty Deed                                     Filed as Exhibit 28.3
               dated January 17, 1986 by and between Malone &                           to Registrant's
               Hyde, as Grantor, and Registrant, as Grantee, for                        Form 8-K dated
               Lenoir, NC property.                                                     January 30, 1986

    28.15      North Carolina General Warranty Deed                                     Filed as Exhibit 28.4
               dated January 17, 1986 by and between Malone &                           to Registrant's
               Hyde, as Grantor, and Registrant, as Grantee, for                        Form 8-K dated
               Austin, TX property.                                                     January 30, 1986

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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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
                                                                                        March 13, 1986

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

    28.89      Letter dated April 30, 1986 from First                                   Filed as Exhibit 28.44
               Southern to Registrant regarding the                                     to Registrant's Form
               understanding that interest on the Note will                             8-K dated May 15, 1986
               begin accruing as of the date of the wiring0
               of the funds.

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

    28.94      Bill of Sale from Jeffrey M. Browne and                                  Filed as Exhibit 28.4
               Anne M. Browne to Registrant.                                            to Registrant's Form
                                                                                        8-K dated May 29, 1986

    28.95      Bill of Sale dated June 18, 1986 from                                    Filed as Exhibit 28.1
               Peerless to Registrant.                                                  to Registrant's Form
                                                                                        8-K dated July 2, 1986

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

    28.106     Indemnity Agreement dated as of                                          Filed as Exhibit 28.7
               July 30, 1986.                                                           to Registrant's Form 8-K
                                                                                        dated August 21, 1986

    28.107     Registrant's Current Report on Form 8-K                                  Filed as Exhibit 28.8
               dated January 6, 1986.                                                   to Registrant's Form 8-K
                                                                                        dated August 21, 1986

    28.108     Bill of Sale, dated September 5, 1986, from                              Filed as Exhibit 28.1
               Armel to Registrant.                                                     to Registrant's Form 8-K
                                                                                        dated October 1, 1986

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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

Exhibit                                                                                 Method of
  No.             Description                                                           Filing
  ---             -----------                                                           ------
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




    (b)    Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated January 1, 1998 pursuant to Item 5 -Other Events (EX-99.1 Press Release From W.P. Carey & Co., Inc. (December 17, 1997)).

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORPORATE PROPERTY ASSOCIATES 6
                                    - a California limited partnership
                                    and SUBSIDIARIES
                                    BY:     CAREY DIVERSIFIED LLC

     03/25/98                       BY:      /s/ John J. Park
---------------------                       -----------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    BY:     CAREY DIVERSIFIED LLC

     03/25/98                       BY:      /s/ Francis J. Carey
------------------------                    ---------------------------------------------
     Date                                   Francis J. Carey
                                            Chairman of the Board, Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)

     03/25/98                       BY:      /s/ William P. Carey
------------------------                    ---------------------------------------------
     Date                                   William P. Carey
                                            Chairman of the Executive Committee
                                            and Director

     03/25/98                       BY:      /s/ Steven M. Berzin
------------------------                    ---------------------------------------------
     Date                                   Steven M. Berzin
                                            Vice Chairman, Chief Legal Officer and
                                            Director

     03/25/98                       BY:      /s/ Gordon F. DuGan
------------------------                    ---------------------------------------------
      Date                                  Gordon F. DuGan
                                            President, Chief Acquisitions Officer
                                            and Director

     03/25/98                       BY:      /s/ Donald E. Nickelson
------------------------                    ---------------------------------------------
     Date                                   Donald E. Nickelson
                                            Chairman of the Audit Committee and
                                            Director

     03/25/98                       BY:      /s/ Eberhard Faber IV
------------------------                    ---------------------------------------------
     Date                                   Eberhard Faber IV
                                            Director

     03/25/98                       BY:      /s/ Barclay G. Jones, III
------------------------                    ---------------------------------------------
      Date                                  Barclay G. Jones, III
                                            Director

     03/25/98                       BY:      /s/ Dr. Lawrence R. Klein
------------------------                    ---------------------------------------------
     Date                                   Dr. Lawrence R. Klein
                                            Director

     03/25/98                       BY:      /s/ Charles C. Townsend, Jr.
------------------------                    ---------------------------------------------
     Date                                   Charles C. Townsend, Jr.
                                            Director

     03/25/98                       BY:      /s/ Reginald Winssinger
------------------------                    ---------------------------------------------
     Date                                   Reginald Winssinger
                                            Director

     03/25/98                       BY:      /s/ John J. Park
------------------------                    ---------------------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

     03/25/98                       BY:      /s/ Claude Fernandez
------------------------                    ---------------------------------------------
     Date                                   Claude Fernandez
                                            Executive Vice President - Financial
                                            Operations
                                            (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K













                         CORPORATE PROPERTY ASSOCIATES 6
                       - A CALIFORNIA LIMITED PARTNERSHIP
                                AND SUBSIDIARIES















                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per unit amounts)



                                      1993           1994          1995            1996          1997
                                      ----           ----          ----            ----          ----
OPERATING DATA:
  Revenues                          $15,387        $15,694        $16,738        $16,537        $17,384

Income before
  extraordinary gain (1)              3,920          3,099          5,771          6,025          6,840

Income before
  extraordinary gain
  allocated:
To General Partners                     235            186            347            428            410
To Limited Partners                   3,685          2,913          5,424          5,597          6,430
Per unit                              76.85          60.76         113.16         116.78         134.14

  Distributions attributable (2):
      To General Partners               281            281            286            295            355
      To Limited Partners             4,406          4,429          4,483          4,629          5,558
      Per unit                        91.88          92.26          93.53          96.58         115.96

  Payment of mortgage
      principal (3)                   1,300          1,331          1,356          1,156          1,286

BALANCE SHEET DATA:
  Total assets                       92,570         90,186         88,422         88,154         84,650

  Long-term
      obligations (4)                51,362         36,603         36,298         34,279         14,868

(1) Net income for 1995 includes an extraordinary gain on the extinguishment of debt of $2,088,000.
(2) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter applicable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.
(3)   Represents scheduled payment of mortgage principal paid.
(4) Represents mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS





                  Results of Operations

                  Net income increased by $815,000 for the year ended December 31, 1997 as compared with the year ended December 31, 1996. The increase was due to increases in lease revenues (rental income and interest income from direct financing leases) and hotel earnings and a decrease in interest expense.

                  The increase in lease revenues was due to a rent increase in January 1997 on the lease with AP Parts International, Inc., the full year's effect of 1996 rent increases on leases with Wal-Mart Stores, Inc.; Peerless Chain Company; Kinney Shoe Corporation/Armel, Inc. and increases in 1997 of percentage rents on the AutoZone, Inc. leases. The decrease in interest expense resulted from paying off mortgage loans collateralized by the Winn-Dixie Stores, Inc. and Yale Security, Inc. properties in 1996 and 1997, respectively, the refinancing at a lower rate of interest of the mortgage loan on the Wal-Mart property in 1996 and the continuing amortization of the Partnership's limited recourse mortgage loans. The increase in hotel earnings was due to increased revenues from the three hotel properties. Hotel earnings increased by 13% in 1997, sustaining the rate of increase realized in 1996. The increase in hotel earnings was due to a 3.5% increase in revenues while operating expenses were stable. The occupancy rate of the Livonia, Michigan hotel remained stable at 75% while the average room rate increased by 10%. The Petoskey hotel realized increases in occupancy and average room rates of 3% and 4%, respectively, while the average room rate increased by 7% at the Alpena Hotel offsetting a 2% decrease in occupancy rates. As described below, the Partnership has entered into a lease for the Livonia Hotel with an affiliate.

                  Net income for the year ended December 31, 1996 decreased by $1,834,000 as compared with net income for the year ended December 31, 1995. Excluding the effects of a nonrecurring other income item of $688,000 and an extraordinary gain of $2,088,000, both in 1995, income would have increased by $942,000. The increase in income, as adjusted was primarily due to decreases in interest, property and general and administrative expenses and an increase in lease revenues. This was partially offset by an increase in depreciation expense.

                  The decrease in interest expense in 1996 was due to the satisfaction of the mortgage loans on the Stoody Deloro Stellite, Inc., Anthony's Manufacturing, Inc. and the Peerless Chain properties in 1995 and the refinancing of an existing mortgage loan on the property leased to Wal-Mart in 1996. The Stoody and Anthony's loans were paid off, in part, by obtaining $10,000,000 of recourse financing; however, overall interest on this obligation was lower than the interest incurred on the retired mortgage loans. The decrease in property expenses was primarily due to the provision for uncollected rents incurred on the lease with Folger Adam Company in 1995, which lease was terminated in 1996, and the legal costs incurred in connection with the settlement of the Anthony's dispute in 1995. The decrease in general and administrative expenses was due to a decrease in legal costs, provisions for state taxes and office occupancy costs. Lease revenues increased due to rent increases on the Partnership's leases with Peerless, Wal-Mart and Armel in 1996 and leases with Motorola and Stoody in 1995. Lease revenues also benefited from increased rent from the AP Parts lease in connection with the Partnership's funding of improvements in January 1996 at one of the AP Parts properties. The increase in depreciation expense was due to the classification of a new lease with Yale Security, Inc. as an operating lease in March 1996. Depreciation also increased due to the funding of $1,700,000 of improvements at AP Parts.

                  Earnings from the Partnership's hotel operations for 1996 increased by $120,000 to $1,154,000 as compared with 1995, an increase of approximately 12%. Operating income from the Alpena and Petoskey hotels increased 7% and 11%, respectively, for the year ended December 31, 1996. The average room rate remained stable at the Alpena hotel with the occupancy rate increasing by 6%. There was a 14% increase in the occupancy rate at the Petoskey hotel; however, the average room rate decreased by 9%. Petoskey also benefited from a decrease in operating expenses. The decrease in Petoskey room rates was the result of increased competition from other resorts. The earnings of the Livonia hotel increased by 13% as a result of a 6% increase in revenues and only a 3% increase in expenses. The increase in revenues was due to an increase of 10% in overall average room rates, with increases sustained in each room rate category. The ability to raise rates was due to favorable economic and business conditions in the Detroit metropolitan area.

                  In connection with the transaction with Carey Diversified LLC which became effective in January 1, 1998, the operations of the Livonia hotel and related licenses have been transferred to an affiliate, Livho, Inc. Based on Management's analysis, retaining direct control of the hotel would have adverse tax consequences on those Limited Partners who exchanged Limited Partnership Units for interests in Carey Diversified. The lease with Livho will provide the Partnership with annual rents of $810,000 in the first year of the lease. Cash flow from the Livonia hotel in 1997, before debt service payments, was $930,000. The Partnership will retain the obligation to fund replacements and improvements to the property.

                  Because of the long-term nature of the Partnership's net leases, inflation and changing prices should not unfavorably affect the Partnership's revenues and net income or have an impact on the continuing operations of the Partnership's properties. The Partnership's net leases have rent increases based on the Consumer Price Index and may have caps on such CPI increases, or sales overrides, which should increase operating revenues in the future. The moderate increases in the CPI over the past several years will affect the rate of such future rent increases. Management believes that hotel operations will not be significantly impacted by changing prices. In addition, Management believes that reasonable increases in hotel operating costs may be partially or entirely offset by increases in room rates.


                  Financial Condition

                  The Partnership's cash balances of $1,389,000 decreased by $1,949,000 from the previous year. Cash flows from operations of $8,076,000 were sufficient to fund four quarterly distributions of approximately $4,937,000, scheduled mortgage principal payments of $1,286,000 and a mortgage prepayments of $1,872,000. In addition, the Partnership paid a distribution in December 1997 of $43.09 per Limited Partnership Unit ($2,065,000).

                  The distribution paid in December 1997 reflected an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger with a subsidiary limited partnership of Carey Diversified, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified dated October 16,1997. In connection with the merger, 2,760 Limited Partnership Unitholders owning 47,261 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution intended to (a) distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange values, as defined in the Consent Solicitation Statement/Prospectus, of those assets and (b) pay the January distribution.

                  Limited Partners owning 669 Limited Partnership Units elected to retain a limited partnership interest in the Partnership as Subsidiary Partnership Unitholders. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holders of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. Although Carey Diversified will use quarterly distributions from the Partnership to fund its distributions to its shareholders, the Partnership must first pay its Subsidiary Partnership Unitholders. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

                  The Partnership's investing activities consisted of $43,000 for the replacement of furniture, fixtures, and equipment at the hotel properties. Up to approximately $1,380,000 is budgeted for improvements to the Livonia hotel in 1998 in order to comply with the Holiday Inn product improvement plan.

                  The Partnership has a balloon payment scheduled of $8,618,000 on the AutoZone limited recourse mortgage loan in 1998. The Partnership has also negotiated short-term extensions of the maturity of mortgage loans on the Motorola and Livonia properties which had been scheduled to mature. The Motorola loan of $2,052,000 and the Livonia loan of $2,568,000 are now scheduled to mature in 1998. The Partnership does not currently have the cash necessary to pay all of these loans. Management believes the prospects for refinancing the properties servicing these loans are good as these properties will remain subject to leases for a number of years. The Partnership currently has sufficient capacity to borrow against several of its unleveraged properties while still remaining in compliance with the covenants of the recourse loan. In addition, Carey

Diversified, the general partner, will have substantial cash resources, and expects to have the capability to advance funds to the Partnership, if necessary. In the case of limited recourse mortgage financing that does not fully amortize over its term, the Partnership would be responsible for the balloon payment required only to the extent of its interest in the encumbered property because the holder of each such obligation has recourse only to the property collateralizing such debt. In the event that balloon payments come due, the Partnership's alternatives include seeking to refinance the loans, restructuring the debt with the existing lenders, evaluating its ability to satisfy the mortgages from existing cash reserves or selling the property and using the sales proceeds to satisfy the mortgage debt.

                  Except for the three hotel properties, all of the properties are currently leased to unaffiliated corporate tenants. All of the properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partner believes that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. In the event that the Partnership absorbs such costs, the General Partner believes that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

                  The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS





To the Partners of
 Corporate Property Associates 6
 - a California limited partnership
 and Subsidiaries:


                  We have audited the accompanying consolidated balance sheets of Corporate Property Associates 6 - a California limited partnership and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 21 to 24 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 6 - a California limited partnership and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.




                                              /s/Coopers & Lybrand L.L.P.
New York, New York
March 25, 1998

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1997


                                                                    1996                 1997
                                                                    ----                 ----
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                    $ 11,502,589         $ 11,502,589
         Buildings                                                 40,059,299           40,059,299
                                                                 ------------         ------------
                                                                   51,561,888           51,561,888
         Accumulated depreciation                                  11,955,764           13,291,069
                                                                 ------------         ------------
                                                                   39,606,124           38,270,819
   Net investment in direct financing leases                       32,887,655           32,887,655
                                                                 ------------         ------------
         Real estate leased to others                              72,493,779           71,158,474
Operating real estate, net of accumulated depreciation of
   $4,639,138 in 1996 and $5,084,150 in 1997                        8,362,428            7,960,203
Cash and cash equivalents                                           3,338,391            1,389,144
Note receivable from affiliate                                      1,151,000            1,151,000
Other assets, net of accumulated amortization
   of $810,994 in 1996 and $1,070,882 in 1997
   and net of reserve for uncollected rents of
   $89,750 in 1997                                                  2,807,973            2,991,508
                                                                 ------------         ------------
             Total assets                                        $ 88,153,571         $ 84,650,329
                                                                 ============         ============

        LIABILITIES:

Mortgage notes payable                                           $ 32,057,088         $ 28,898,623
Note payable                                                       10,000,000           10,000,000
Accrued interest payable                                              439,078              458,317
Accounts payable and accrued expenses                                 372,012              369,947
Accounts payable to affiliates                                        131,275              387,382
Deferred rental income                                              3,544,624            3,299,462
Other liabilities                                                     361,816              296,161
                                                                 ------------         ------------
             Total liabilities                                     46,905,893           43,709,892
                                                                 ------------         ------------

Commitments and contingencies


        PARTNERS' CAPITAL:

General Partners                                                       (4,515)             (21,022)
Limited Partners (47,930 Limited
  Partnership Units issued and outstanding)                        41,252,193           40,961,459
                                                                 ------------         ------------
             Total partners' capital                               41,247,678           40,940,437
                                                                 ------------         ------------
             Total liabilities and
             partners' capital                                   $ 88,153,571         $ 84,650,329
                                                                 ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997


                                                               1995               1996               1997
                                                               ----               ----               ----
Revenues:
   Rental income                                           $ 5,195,838        $ 5,675,049        $ 6,111,378
   Interest income from
      direct financing leases                                5,814,312          5,613,415          5,831,086
   Other interest income                                       332,480            307,947            278,338
   Revenue of hotel operations                               4,630,619          4,868,017          5,036,301
   Other income                                                764,650             72,868            126,985
                                                           -----------        -----------        -----------
                                                            16,737,899         16,537,296         17,384,088
                                                           -----------        -----------        -----------

Expenses:
   Interest expense                                          4,499,692          4,003,726          3,715,143
   Depreciation                                              1,525,011          1,664,514          1,780,317
   General and administrative                                  624,249            513,074            686,848
   Operating expense of hotel
      operations                                             3,596,408          3,714,173          3,736,178
   Property expense                                            512,797            394,761            365,787
   Amortization                                                209,074            292,530            259,888
                                                           -----------        -----------        -----------
                                                            10,967,231         10,582,778         10,544,161
                                                           -----------        -----------        -----------

        Income before gain on sales and
         extraordinary item                                  5,770,668          5,954,518          6,839,927

Gain on sales of real estate                                                       70,878
                                                           -----------        -----------        -----------
      Income before extraordinary item                       5,770,668          6,025,396          6,839,927

Extraordinary gain on extinguishment of debt                 2,088,268
                                                           -----------        -----------        -----------
        Net income                                         $ 7,858,936        $ 6,025,396        $ 6,839,927
                                                           ===========        ===========        ===========

Net income allocated to:
   Individual General Partner                              $    78,588        $    71,357        $    68,399
                                                           ===========        ===========        ===========
   Corporate General Partner                               $   392,948        $   356,792        $   341,997
                                                           ===========        ===========        ===========
   Limited Partners                                        $ 7,387,400        $ 5,597,247        $ 6,429,531
                                                           ===========        ===========        ===========
Net income per Unit:
   (47,935 weighted average Limited
   Partnership Units outstanding in 1995 and 47,930
   Limited Partnership Units
   outstanding in 1996 and 1997)
       Income before extraordinary gain                    $    113.16        $    116.78        $    134.14
       Extraordinary gain                                        40.95
                                                           -----------        -----------        -----------
                                                           $    154.11        $    116.78        $    134.14
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                  CONSOLIDATED STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997




                                                                           Partners' Capital Accounts
                                                    -------------------------------------------------------------------
                                                                                                               Limited
                                                                                                               Partners'
                                                                          General            Limited          Amount Per
                                                       Total             Partners            Partners         Unit  (a)
                                                       -----             --------            --------         ---------
Balance, December 31, 1994                          $37,000,616         $(345,685)         $37,346,301           $778

Distributions                                        (4,736,359)         (282,718)          (4,453,641)           (93)

Purchase of Limited Partnership Units                   (20,000)                               (20,000)


Net income, 1995                                      7,858,936           471,536            7,387,400            154
                                                    -----------         ---------          -----------           ----


Balance, December 31, 1995                           40,103,193          (156,867)          40,260,060            839

Distributions                                        (4,880,911)         (275,797)          (4,605,114)           (96)

Net income, 1996                                      6,025,396           428,149            5,597,247            117
                                                    -----------         ---------          -----------           ----


Balance, December 31, 1996                           41,247,678            (4,515)          41,252,193            860

Distributions                                        (7,129,069)         (408,804)          (6,720,265)          (140)

Accrued preferred distribution                          (18,099)          (18,099)


Net income, 1997                                      6,839,927           410,396            6,429,531            134
                                                    -----------         ---------          -----------           ----


Balance, December 31, 1997                          $40,940,437         $ (21,022)         $40,961,459           $854
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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS
              For the years ended December 31, 1995, 1996 and 1997



                                                                 1995                 1996                 1997
                                                                 ----                 ----                 ----
Cash flows from operating activities:
    Net income                                               $  7,858,936         $  6,025,396         $  6,839,927
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                            1,734,085            1,957,044            2,040,205
       Extraordinary gain on extinguishment of debt            (2,088,268)
       Restructuring fees received                              3,800,000
       Amortization of deferred rental income
         and straight-line rent adjustments                       (10,215)            (286,620)            (305,139)
       Gain on sale of real estate                                                     (70,878)
       Provision for uncollected rents                            119,331                                    89,570
       Net change in operating assets and liabilities            (280,833)              (9,416)            (588,846)
                                                             ------------         ------------         ------------
            Net cash provided by operating activities          11,133,036            7,615,526            8,075,717
                                                             ------------         ------------         ------------

Cash flows from investing activities:
    Amounts received on partial prepayment of note
       receivable from affiliate                                  144,000
    Proceeds from sale of real estate                                                  603,285
    Additional capitalized costs                                 (418,020)          (1,897,022)             (42,787)
                                                             ------------         ------------         ------------
            Net cash used in investing activities                (274,020)          (1,293,737)             (42,787)
                                                             ------------         ------------         ------------

Cash flows from financing activities:
    Distributions to partners                                  (4,736,359)          (4,880,911)          (7,002,505)
    Purchase of Limited Partner Units                             (20,000)
    Proceeds from issuance of note payable                     10,000,000
    Proceeds from mortgages                                                          9,500,000
    Prepayments of mortgage notes payable                     (15,400,020)          (9,550,413)          (1,872,107)
    Payments of mortgage principal                             (1,356,271)          (1,155,596)          (1,286,358)
    Deferred financing costs net of
       amounts refunded by lender                                (282,320)            (373,393)             178,793
                                                             ------------         ------------         ------------
            Net cash used in financing activities             (11,794,970)          (6,460,313)          (9,982,177)
                                                             ------------         ------------         ------------


            Net decrease in cash and
               cash equivalents                                  (935,954)            (138,524)          (1,949,247)


Cash and cash equivalents, beginning of year                    4,412,869            3,476,915            3,338,391
                                                             ------------         ------------         ------------


         Cash and cash equivalents, end of year              $  3,476,915         $  3,338,391         $  1,389,144
                                                             ============         ============         ============

                                   (Continued)

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS of CASH FLOWS, Continued
                   For the years ended December 31, 1995, 1996 and 1997







Supplemental disclosure of financing activities:

A.  Accrued preferred distribution as of December 31, 1997                                                 $    18,099
                                                                                   ===========

B. During the year ended December 31, 1995, the Partnership recognized an extraordinary gain on the extinguishment of debt.


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

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies:

         Basis of Consolidation:

            The consolidated financial statements include the accounts of
               Corporate Property Associates 6 and two 99% owned subsidiaries, CPA(R) Burnhaven Limited Partnership and CPA(R) Peerless Limited Partnership, (collectively, the "Partnership"). All material inter-entity transactions have been eliminated

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates

         Real Estate Leased to Others:

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

                      Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

            Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

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

         Cash Equivalents:

            The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three and two financial institutions, respectively.

         Other Assets:


            Included in the assets are deferred rental income, deferred charges incurred in connection with mortgage note financings and refinancings and deferred costs of Consolidation (see Note 15). Deferred rental is the aggregate difference for operating leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred charges are amortized over the terms of the mortgages. Deferred costs of Consolidation represent certain costs related to a Consolidation transaction which have been capitalized. Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.


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

         Reclassifications:

            Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

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

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            Through December 31, 1997, the Agreement provided that the General
               Partners were allocated 6% (1% to the Individual General Partner, William Polk Carey and 5% to the Corporate General Partner, Carey Corporate Property, Inc. ("Carey Property")), and the Limited Partners were allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also to receive net proceeds from the sale of Partnership properties as defined in the Agreement. Effective January 1, 1998, as a result of the merger (Note 15) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 94% of the profits and losses and distributable cash, and two special limited partners, Carey Management LLC ("Carey Management") and William Polk Carey, are allocated 5% and 1% of the profits and losses and distributable cash, respectively.

            In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, a division of W.P. Carey & Co., Inc. ("W.P. Carey ), an affiliate of the Corporate General Partner, satisfied the provisions for receiving a subordinated preferred return of $18,099, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January 1998, was subject to provisions that limited such payment until a specified cumulative return to limited partners was achieved.


 3.     Transactions with Related Parties:

            The Partnership holds its 35% interest in hotel properties in Alpena and Petoskey, Michigan and its 34.4828% ownership interest in a hotel property in Livonia, Michigan as tenants-in-common with affiliates who own the remaining interests. The Partnership's undivided interests in the assets and liabilities of the hotel properties are accounted for on a proportional basis.

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

            Under the Agreement, W.P. Carey and other affiliates were entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Effective January 1, 1998 the fees and reimbursements are payable to Carey Management, an affiliate of Carey Diversified. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                                                           1995            1996              1997
                                                                           ----            ----              ----
                  Property management fee                               $156,629         $111,048          $115,717
                  General and administrative
                      expense reimbursements                             152,795          115,128           255,804
                                                                        --------         --------          --------
                                                                        $309,424         $226,176          $371,521
                                                                        ========         ========          ========

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            During 1995, 1996 and 1997, fees aggregating $102,893, $44,215 and
               $27,781, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of W.P. Carey and Carey Property and other affiliates is a partner.

            The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues as defined. Expenses incurred in 1995, 1996 and 1997 were $94,719, $108,362 and $89,748, respectively.


 4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

      A.    Real Estate Leased to Others:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $5,700,000 in 1998; $5,783,000 in 1999; $5,794,000 in 2000;
               $4,839,000 in 2001, $4,237,000 in 2002; and aggregate
               approximately $49,803,000 through 2011.

            Contingent rents were approximately $171,000, $378,000 and $352,000 in 1995, 1996 and 1997, respectively.

      B.    Operating Real Estate:

            Operating real estate, at cost, is summarized as follows:

                                                                       December 31,
                                                               --------------------------
                                                                   1996            1997
                                                                   ----            ----
                      Land                                     $ 1,337,262     $ 1,337,262
                      Building                                   9,723,824       9,943,795
                      Personal property                          1,940,480       1,763,296
                                                               -----------     -----------
                                                                13,001,566      13,044,353
                      Less, Accumulated depreciation             4,639,138       5,084,150
                                                               -----------     -----------
                                                               $ 8,362,428     $ 7,960,203
                                                               ===========     ===========

5.      Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                          December 31,
                                                                 -------------------------------
                                                                      1996              1997
                                                                      ----              ----
                      Minimum lease payments receivable          $ 55,194,360       $ 50,988,454
                      Unguaranteed residual value                  32,887,655         32,887,655
                                                                 ------------       ------------
                                                                   88,082,015         83,876,109
                      Less, Unearned income                        55,194,360         50,988,454
                                                                 ------------       ------------
                                                                 $ 32,887,655       $ 32,887,655
                                                                 ============       ============

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



            Scheduled future minimum rents, exclusive of renewals, under noncancellable financing leases amount to approximately $4,206,000 in each of the years 1998 to 2002 and aggregate approximately $50,988,000 through the year 2011.

            Contingent rents were approximately $1,113,000, $1,138,000 and
               $1,625,000 in 1995, 1996 and 1997, respectively.


 6.     Mortgage Notes Payable and Note Payable:

        A. Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a gross amount of approximately $57,823,000, before accumulated depreciation. As of December 31, 1997, mortgage notes payable bear interest at rates varying from 6.6% to 10.5% per annum and mature from 1998 to 2015.

 .           Scheduled principal payments, during each of the next five years following December 31, 1997 and thereafter are as follows:

               Year Ending December 31,
               ------------------------
                  1998                                                    $14,030,463
                  1999                                                        841,942
                  2000                                                        910,103
                  2001                                                      9,142,001
                  2002                                                        390,542
                  Thereafter                                                3,583,572
                                                                          -----------
                     Total                                                $28,898,623
                                                                          ===========

        B. The Partnership's $10,000,000 note payable requires quarterly payments of interest only at the variable interest rate of the three-month London Inter-Bank Offered Rate ("LIBOR") plus 4.25% per annum and is subject to the following conditions: The Partnership must offer as a prepayment to the lender the proceeds from the sale of any Partnership properties; however, the lender may decline such proceeds. The Partnership must maintain ratios of Free Operating Cash Flow, as defined, to debt service on the loan ranging from 3.4:1 to 3:1 over the life of the agreement and maintain a consolidated net worth and appraised property values of $25,000,000, as adjusted. Under the terms of the credit agreement, the Partnership also has agreed that it may obtain new limited recourse debt on any of its properties only for the purpose of refinancing existing mortgage debt. Total mortgage indebtedness may not exceed $37,952,884, at the inception of the loan, as adjusted for subsequent scheduled principal amortization on existing mortgage loans plus closing costs on any new loans. At December 31, 1997, the Partnership is in compliance with such terms.

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

            Interest paid on mortgage notes payable and note payable was
               $4,894,003, $4,046,843 and $3,695,904 in 1995, 1996 and 1997,
               respectively.



7.      Distributions to Partners:

        Distributions are declared and paid to partners quarterly and are summarized as follows:

                    Distributions Paid                                Limited
  Year Ending         and Payable to        Distributions Paid     Partners' Per
  December 31,       General Partners       to Limited Partners     Unit Amount
  ------------       ----------------       -------------------     -----------
     1995               $282,718                $4,453,641            $92.91
                        ========                ==========            ======
     1996               $275,797                $4,605,114            $96.08
                        ========                ==========            ======
     1997               $408,804                $6,720,265           $140.21
                        ========                ==========           =======


        Distributions for 1997 include distributions of $2,065,304 to Limited Partners and $126,564 to General Partners declared and paid in December 1997.


 8.     Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                             1995           1996              1997
                                                             ----           ----              ----
             Net income per Statements of Income         $ 7,858,936     $6,025,396       $ 6,839,927
             Excess tax depreciation                      (2,289,920)    (1,608,909)       (1,617,727)
             Difference in recognition of
                lease amendment fee                        3,101,971
             Other                                          (799,351)      (723,429)         (691,789)
                                                         -----------     ----------       -----------
                    Income reported for Federal
                       income tax purposes               $ 7,871,636     $3,693,058       $ 4,530,411
                                                         ===========     ==========       ===========

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

            In 1995, 1996 and 1997, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                    1995           %             1996          %               1997         %
                                                    ----           -             ----          -               ----         -
   Thermadyne Holdings Corp.
      (assigned by Stoody Deloro
      Stellite, Inc.)                           $ 2,147,046       19%        $ 2,234,191       20%         $ 2,234,191      19%
   AP Parts International, Inc.                   1,526,387       14           1,728,527       15            1,836,533      15
   Peerless Chain Company                         1,279,668       12           1,611,600       14            1,708,586      14
   AutoZone, Inc.                                 1,447,852       13           1,336,895       12            1,483,958      12
   Kinney Shoe Corporation/Armel, Inc.              679,063        6             745,806        7              964,941       8
   Wal-Mart Stores, Inc.                            827,265        8             848,553        7              891,129       8
   Anthony's Manufacturing
      Company, Inc.                               1,072,711       10             876,000        8              876,000       7
   Motorola, Inc.                                   500,000        5             540,000        5              540,000       5
   Harcourt General Corporation                     467,500        4             467,500        4              467,500       4
   Yale Security, Inc.                                                           355,706        3              459,227       4
   Lockheed Martin Corporation                      293,000        3             304,333        3              310,000       3
   Winn-Dixie Stores, Inc.                          170,399        1             170,399        1              170,399       1
   Folger Adam Company                              599,259        5              68,954        1
                                                -----------      ----        -----------      ---          -----------     ----
                                                $11,010,150      100%        $11,288,464      100%         $11,942,464     100%
                                                ===========      ====        ===========      ====         ===========     ====

            Summarized operating results of the Partnership's share of the operations of three hotels are:

                                                   1995               1996             1997
                                                   ----               ----             ----
        Revenues                                $ 4,630,619       $ 4,868,017       $ 5,036,301
        Fees paid to hotel management
           company                                  (94,948)         (105,839)         (127,438)
        Other operating expenses                 (3,501,460)       (3,608,334)       (3,608,740)
                                                -----------       -----------       -----------
        Hotel operating income                  $ 1,034,211       $ 1,153,844       $ 1,300,123
                                                ===========       ===========       ===========



10.     Hotel Property in Livonia, Michigan:

            In November 1987, the Partnership and Corporate Property Associates
               7 ("CPA(R):7"), an affiliate, purchased a Holiday Inn in Livonia, Michigan with 34.4828% and 65.5172% interests, respectively, as tenants-in-common and entered into a net lease with Brock Hotel Corporation which subsequently changed its name to Integra-A Hotel and Restaurant Company ("Integra"). Integra subsequently assigned its interest in the lease to a wholly-owned subsidiary, Livonia Inn Management, Inc. while Integra remained the guarantor of the lease.

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

            In March 1994, the Partnership and CPA(R):7, executed a settlement agreement with the Hallwood Group, Inc. ("Hallwood Group"), Integra's largest shareholder, under which the Partnership and CPA(R):7 agreed to surrender a promissory note made by Hallwood Group, which had been pledged by Integra to the Partnership and CPA(R):7 as additional security to Integra's lease obligation, in exchange for $150,000 in cash, a $500,000 promissory note from Hallwood Group and an equity participation having a potential value of up to $500,000 from the Hallwood Group. The $500,000 note which matured March 8, 1998 was collateralized by the Hallwood Group's pledge of its limited partnership units of Hallwood Realty Partners, L.P. ("Hallwood Realty"), a publicly traded partnership. Under the settlement agreement, the Hallwood Group had the obligation to pay to the Partnership and CPA:(R)7 an amount equal to 25% of the increase in value of the Hallwood Realty units up to $500,000, from March 1994 to the note maturity date. On the maturity date, Hallwood Group tendered approximately $1,100,000 in an effort to redeem the collateral while reserving its right to continue litigating over its underlying obligation to the Partnership and CPA(R):7. The Partnership and CPA(R):7 have determined that it is not in their best interests to accept on these terms and are considering other alternatives.

            During 1996 and 1997, the Partnership and CPA(R):7 received approximately $221,000 and $368,000 (of which the Partnership's share was $77,000 and $127,000) from the bankruptcy trustee in partial settlement of the Partnership's and CPA(R):7's claim against Integra.

            In January 1998, the Partnership and CPA(R):7 finalized an agreement to lease the Livonia property to Livho, Inc. ("Livho"), an affiliate. All of the licenses and franchise agreements of the hotel operations were transferred to Livho in 1998. The lease which has an initial term of 10 years and four five-year renewal options initially provides for annual rent of $2,348,000 (of which the Partnership's share is $810,000) increasing to $2,923,000 in 1999 and stated increases every year thereafter. The lease includes net lease provisions which requires Livho to pay the costs of insurance, real estate taxes and repairs and maintenance. The Partnership and CPA(R):7 will retain the obligation to fund capital improvements. The security holder of the common stock of Livho is an affiliate. If the Partnership and CPA(R):7 continued to operate the hotel directly, there would have been adverse tax consequences for those Limited Partnership Unitholders who had exchanged their limited partnership units for interests in Carey Diversified LLC ("Carey Diversified").

11.   Extraordinary Gain on Extinguishment of Debt:

            In May 1995, the Partnership and Anthony's Manufacturing Company,
               Inc. ("Anthony's") entered into a settlement agreement at which time the Partnership withdrew its eviction suit against Anthony's. The Partnership had filed an eviction notice because Anthony's had not paid a scheduled monthly rent increase of $10,485 which had been effective since March 1992 and had made only two monthly rental payments between February 1994 and April 1995. In connection with the

                                    Continued

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



               settlement agreement, Anthony's made lump sum payments aggregating $1,550,000 in settlement of a rent arrearage of $1,712,098. Of the $1,550,000 received $561,710 was applied to
               1995 rents receivable for the period from January 1, 1995 through May 31, 1995 with the remaining $988,290 applied to prior period rents. The amounts related to prior periods, had been included in the Partnership's reserve for uncollected rents. Net of the legal costs of the settlement of $300,476, the Partnership recognized $687,814 on the settlement which was included as other income in 1995. Under the settlement, the Partnership and Anthony's agreed to modify the existing lease. Anthony's monthly rental payment was decreased from $112,342 to $73,000 and the expiration of the initial term of the lease was extended to May 2007 from February 2002. The amended lease also provides for rental increases in 1998, 2001 and 2005.

            In May 1995, the Partnership satisfied the mortgage loan
               collateralized by the Anthony's properties. The lender accepted a payment of $5,440,000 to satisfy an outstanding principal balance of $6,853,966 and accrued interest thereon of $705,387. In connection with the satisfaction of the debt, the Partnership recognized an extraordinary gain on the extinguishment of debt of $2,088,268, net of certain related legal costs in 1995.

12.   Gain on Sales of Real Estate:

            On January 26, 1996 and April 26, 1996, the Partnership sold property in Dalton, Georgia and Birmingham Alabama, respectively, leased to AutoZone, Inc. ("AutoZone"), at an aggregate price of $603,285, net of selling costs, realizing a gain of $70,878 on the sales. AutoZone's leases allow it to sever properties from its leases and purchase such properties that it judges to be unsuitable for its retail business. The Partnership was required to assign the proceeds of the sales to its lender as a partial prepayment on the mortgage loan collateralized by the AutoZone property. In connection with the sales, annual rent of the AutoZone lease was reduced by $67,635; however, cash flow increased because annual debt service on the mortgage loan was reduced by $98,197 as a result of a reamortization of the loan.


13    Environmental Matters:

            All of the Partnership's properties, other than the hotel
               properties, are currently leased to corporate tenants. All of the properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. In the event that the Partnership absorbs a portion of any costs, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

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



            The Partnership estimates that the fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1996 and 1997. The fair value of debt instruments was evaluated using a discounted cash flow with discount rates which take into account the credit of the tenants and interest rate risk. The Partnership note payable is a variable rate obligation indexed to the three-month LIBOR. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1996 and 1997. Management believes that it is not practicable to estimate fair value for the note receivable from affiliate.



15.      Exchange of Limited Partnership Units:

            In October 1997, Carey Diversified distributed a Consent
               Solicitation Statement/Prospectus to the Limited Partners which described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 2,760 holders representing 47,261 of the 47,930 limited partnership units exchanged such units for 3,262,427 Listed Shares with 43 holders with the remaining 669 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 17,695 Listed Shares for their interest in their share of the appreciation in Partnership properties.

            Listed shares commenced public trading on the New York Stock
               Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made is as soon as practicable after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 2001.

16.      Accounting Pronouncements:

            In June 1997, the FASB issued Statement of Financial Accounting
               Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997



                                                       Initial Cost to                                                   Costs
                                                         Partnership                                                 Capitalized
                                                    ------------------------       Personal        Decrease in       Subsequent to
    Description                   Encumbrances      Land           Buildings       Property      Net Investment(b)   Acquisition(a)
    -----------                   ------------      ----           ---------       --------      -----------------   --------------

Operating method:
 Office facility leased
  to Motorola, Inc.               $ 2,051,702    $   387,000      $ 3,981,000                                          $   11,455
 Land leased to
  AutoZone, Inc.                    3,221,466      4,189,757                                         $(200,744)
 Warehouse and manufacturing
  facility leased to
  Lockheed Martin
  Corporation                                        398,475        2,590,092                                              26,491
 Motion picture theatre
  leased to Harcourt General
  Corporation                       1,895,864      1,144,000        3,186,000                                              11,035
 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                          11,058      1,360,935        3,899,415                                               8,000
 Manufacturing facilities
  leased to AP Parts
  Manufacturing Company, Inc.       5,397,705        443,500       11,256,500                                           1,733,087
 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.                      3,200,000        8,300,000
 Manufacturing and office
  facility leased to
  Yale Security, Inc.                                300,000        3,400,000
 Retail store leased to
  Winn Dixie Stores, Inc.                            276,600        1,631,560                                              27,730
                                  -----------    -----------      -----------                       ----------         ----------
                                  $12,577,795    $11,700,267      $38,244,567                       $ (200,744)        $1,817,798
                                  ===========    ===========      ===========                       ==========         ==========
Operating real estate (d):
 Hotel properties located in
  Alpena, Michigan                $ 2,502,500     $   73,500       $2,645,125      $  259,875                          $  439,529
  Petoskey, Michigan                2,502,500        184,450        2,526,125         267,925                             325,636
  Livonia, Michigan                 2,567,939      1,079,312        4,279,315         779,311                             184,250
                                  -----------    -----------      -----------      ----------                          ----------
                                  $ 7,572,939    $ 1,337,262      $ 9,450,565      $1,307,111                          $  949,415
                                  ===========    ===========      ===========      ==========                          ==========






                                         Gross Amount at which Carried
                                        at Close of Period(a)(c) (d) (e)
                                      --------------------------------------
                                                                    Personal                        Accumulated
    Description                       Land          Buildings       Property            Total       Depreciation (d)(e)
    -----------                       ----          ---------       --------            -----       -------------------

Operating method:
 Office facility leased
  to Motorola, Inc.                 $ 387,000      $ 3,992,455                       $ 4,379,455        $ 1,602,310
 Land leased to
  AutoZone, Inc.                    3,989,013                                          3,989,013
 Warehouse and manufacturing
  facility leased to
  Lockheed Martin
  Corporation                         401,541        2,613,517                         3,015,058          1,012,127
 Motion picture theatre
  leased to Harcourt General
  Corporation                       1,144,000        3,197,035                         4,341,035          1,216,700
 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                       1,360,935        3,907,415                         5,268,350          1,470,719
 Manufacturing facilities
  leased to AP Parts
  Manufacturing Company, Inc.         443,500       12,989,587                        13,433,087          4,248,706
 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.       3,200,000        8,300,000                        11,500,000          3,001,667
 Manufacturing and office
  facility leased to
  Yale Security, Inc.                 300,000        3,400,000                         3,700,000            198,333
 Retail store leased to
  Winn Dixie Stores, Inc.             276,600        1,659,290                         1,935,890            540,507
                                  -----------      -----------                       -----------        -----------
                                  $11,502,589      $40,059,299                       $51,561,888        $13,291,069
                                  ===========      ===========                       ===========         ==========
Operating real estate (d):
 Hotel properties located in
  Alpena, Michigan                $    73,500      $ 2,835,213      $  509,316       $ 3,418,029        $ 1,392,091
  Petoskey, Michigan                  184,450        2,645,016         474,670         3,304,136          1,357,535
  Livonia, Michigan                 1,079,312        4,463,566         779,310         6,322,188          2,334,524
                                  -----------      -----------      ----------       -----------        -----------
                                  $ 1,337,262      $ 9,943,795      $1,763,296       $13,044,353        $ 5,084,150
                                  ===========      ===========      ==========       ===========        ===========




                                                           Life on which
                                                          Depreciation in
                                                           Latest Income
                                                             Statement
    Description                    Date Acquired            is Computed
    -----------                    -------------            -----------
Operating method:
 Office facility leased
  to Motorola, Inc.                December 23, 1985         30 yrs.
 Land leased to                    January 17, 1986          N/A
  AutoZone, Inc.                   May 2, 1986
 Warehouse and manufacturing
  facility leased to
  Lockheed Martin
  Corporation                      May 15, 1986              30 yrs.
 Motion picture theatre
  leased to Harcourt General
  Corporation                      July 31, 1986             30 yrs.
 Warehouse and office
  facility leased to
  Kinney Shoe Corporation/
  Armel, Inc.                      September 17, 1986        30 yrs.
 Manufacturing facilities
  leased to AP Parts
  Manufacturing Company, Inc.      December 23, 1986         30 yrs.
 Manufacturing facilities
  leased to Anthony's
  Manufacturing Company, Inc.      February 24, 1987         30 yrs.
 Manufacturing and office
  facility leased to
  Yale Security, Inc.              August 13, 1985           30 yrs.
 Retail store leased to
  Winn Dixie Stores, Inc.          March 21, 1988            30 yrs.



Operating real estate (d):
 Hotel properties located in
  Alpena, Michigan                 October 28, 1991           5-30 yrs.
  Petoskey, Michigan               October 28, 1991           5-30 yrs.
  Livonia, Michigan                November 20, 1987          5-30 yrs.

See accompanying notes to Schedule.

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997




                                                       Initial Cost To                                Costs
                                                         Partnership                               Capitalized
                                                    --------------------         Decrease in       Subsequent to
   Description                  Encumbrances        Land       Buildings      Net Investment(b)   Acquisition(a)
   -----------                  ------------        ----       ---------      -----------------   --------------
Financing method:
 Manufacturing and
  warehouse facility
  leased to Thermodyne
  Holdings Corporation                          $2,615,000    $ 9,085,000


 Retail stores leased to
  AutoZone, Inc.                 $5,396,609                     7,004,305         $(321,900)


 Manufacturing facility
  leased to Peerless
  Chain Company                                    829,000      6,991,000


 Retail and warehouse
  facility leased to
  Wal-Mart Stores, Inc.,          3,351,280      1,467,000      5,208,000                             $10,250
                                -----------     ----------    -----------         ---------           -------

                                 $8,747,889     $4,911,000    $28,288,305         $(321,900)          $10,250
                                 ==========     ==========    ===========         =========           =======





                                 Gross Amount at Which Carried
                                 at Close of Period (c)
                                 -----------------------------
   Description                         Total                         Date Acquired
   -----------                         -----                         -------------
Financing method:
 Manufacturing and
  warehouse facility
  leased to Thermodyne
  Holdings Corporation              $11,700,000                      February 14, 1985


Retail stores leased to
 AutoZone, Inc.                      6,682,405                      January 17, 1986 and
                                                                     May 2, 1986


 Manufacturing facility
  leased to Peerless
  Chain Company                       7,820,000                      June 18, 1986


 Retail and warehouse
  facility leased to
  Wal-Mart Stores, Inc.,              6,685,250                      August 7, 1986
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

        (c) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $97,122,233.

        (d)

                                                Reconciliation of Real Estate Accounted
                                                     for Under the Operating Method

                                                                      December 31,
                                                                ------------------------
                                                                1996                1997
                                                                ----                ----
         Balance at beginning
             of year                                        $46,333,108          $51,561,888

         Sale of real estate                                   (199,307)

         Additions                                            1,728,087

         Reclassification of direct financing
             lease to operating lease                         3,700,000
                                                            -----------          -----------
         Balance at close of year                           $51,561,888          $51,561,888
                                                            ===========          ===========




                                                        Reconciliation of Accumulated Depreciation

                                                                    December 31,
                                                              ------------------------
                                                              1996                1997
                                                              ----                ----
         Balance at beginning
             of year                                        $10,653,598          $11,955,764

         Depreciation expense                                 1,302,166            1,335,305
                                                            -----------          -----------

         Balance at close of year                           $11,955,764          $13,291,069
                                                            ===========          ===========

                         CORPORATE PROPERTY ASSOCIATES 6
                       - a California limited partnership
                                and SUBSIDIARIES

                        NOTES TO SCHEDULE of REAL ESTATE
                          and ACCUMULATED DEPRECIATION






        (e)                                             Reconciliation of Operating Real Estate

                                                                    December 31,
                                                              ------------------------
                                                              1996                1997
                                                              ----                ----
         Balance at beginning
             of year                                        $12,832,631          $13,001,566


         Additions                                              168,935               42,787
                                                            -----------          -----------


         Balance at close of year                           $13,001,566          $13,044,353
                                                            ===========          ===========




                                                         Reconciliation of Accumulated Depreciation
                                                                 for Operating Real Estate

                                                                        December 31,
                                                                 ------------------------
                                                                 1996                1997
                                                                 ----                ----
         Balance at beginning
             of year                                         $4,276,790           $4,639,138

         Depreciation expense                                   362,348              445,012
                                                             ----------           ----------

         Balance at close of year                            $4,639,138           $5,084,150
                                                             ==========           ==========

PROPERTIES




  LEASE                                                                                            TYPE OF OWNERSHIP
 OBLIGOR                          TYPE OF PROPERTY                     LOCATION                       INTEREST
 -------                          ----------------                     --------                       --------
THERMADYNE                        Warehouse and Manu-                  Industry,                   Ownership of land
HOLDINGS                          facturing Facility                   California                  and building
CORP.
(assigned by STOODY
DELORO STELLITE, INC.)

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
                                                                       Missouri

  LEASE                                                                                            TYPE OF OWNERSHIP
 OBLIGOR                          TYPE OF PROPERTY                     LOCATION                       INTEREST
 -------                          ----------------                     --------                       --------
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


PEERLESS CHAIN                    Manufacturing                        Winona,                     Ownership of land
COMPANY                           Facility                             Minnesota                   and building


HARCOURT GENERAL                  Movie Theatre                        Burnsville,                 Ownership of land
CORPORATION                                                            Minnesota                   and building (1)


WAL-MART STORES,                  Retail/Warehouse                     West Mifflin,               Ownership of land
INC.                              Facility                             Pennsylvania                and building (1)




KINNEY SHOE                       Warehouse and                        Fort Lauderdale,            Ownership of land
CORPORATION/                      Office Facility                      Florida                     and building (1)
ARMEL, INC.


AP PARTS                          Manufacturing                        Toledo, Ohio                Ownership of land
INTERNATIONAL,                    Facility -                           Pinconning,                 and buildings (1)
INC.                              2 locations                          Michigan


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


LIVHO, INC.                       Hotel                                Livonia, Michigan           Ownership of 34.4828%
                                                                                                   interest in land
                                                                                                   and building (1)

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

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS





                  As of December 31, 1997, there were 2,803 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 2,760 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 43 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.

                  In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:


                                                 Cash Distributions Paid Per Unit
                                               -----------------------------------
                                               1995            1996           1997
                                               ----            ----           ----
                  First quarter              $23.13           $23.75         $24.25
                  Second quarter              23.15            24.00          24.27
                  Third quarter               23.25            24.13          24.29
                  Fourth quarter              23.38            24.20          67.40(a)
                                             ------           ------         ------
                                             $92.91           $96.08        $140.21
                                             ======           ======        =======


(a) Includes distributions of $24.31 and $43.09 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.



                  On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:


                                 Units Voted                 Units Voted            Units Voted            Units Not
                                 Yes                         No                     Abstaining             Voting
                                 ---                         --                     ----------             ------
Merger of Partnership
with Carey Diversified           34,130   71.21%             905    1.89%           212     .44%           12,683     26.45%


                                                       Subsidiary
                              Listed Shares            Partnership Units
                              -------------            -----------------
Number of Units
Electing                      47,261                   669